Form 10-Q
period 1994-01-01
MARSH SUPERMARKETS INC
filed 1994-02-11
CIK 62737

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                   FORM  10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 1994

Commission File Number 0-1532

                           MARSH SUPERMARKETS, INC.
             (Exact name of registrant as specified in its charter)

                 INDIANA                                     35-0918179
         (State or other jurisdiction of                    (IRS Employer
         incorporation or organization)                  Identification No.)

             9800 CROSSPOINT BLVD.
             INDIANAPOLIS, INDIANA                           46256-3350
     (Address of principal executive offices)                (Zip Code)

                                  317-594-2100
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing
requirements for at least the past 90 days. Yes  X   No
                                               -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

Shares outstanding at January 1, 1994:
               Class A Common Stock -         3,932,598 shares
               Class B Common Stock -         4,509,404 shares
                                              ---------
                                              8,442,002 shares
                                              =========

                        PART  I - FINANCIAL  INFORMATION

Item 1.  Financial Statements

                           MARSH SUPERMARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (All amounts in thousands except per share amounts)
                                  (Unaudited)

                                             12 Weeks Ended                  40 Weeks Ended
                                      -------------------------        -------------------------
                                       January 1,     January 2,        January 1,    January 2,
                                         1994           1993              1994           1993
                                      -------------  ----------        -----------    ----------
Sales and other revenues                $ 291,191      $ 275,913        $ 951,147       $ 900,571

Costs and expenses:
Cost of merchandise sold, including
  warehousing and transportation          220,933        210,723          719,742         686,985
Selling, general and administrative        60,745         56,030          197,412         179,903
Depreciation and amortization               4,093          3,771           13,168          12,362
                                        ---------      ---------        ---------       ---------

Operating profit                            5,420          5,389           20,825          21,321
Interest and debt expense amortization      2,982          2,271            9,944           7,889
                                        ---------      ---------        ---------       ---------

Income before income tax provision
  and cumulative effect of changes in
  accounting principles                     2,438          3,118           10,881          13,432
Income Taxes                                  870          1,264            4,075           4,777
                                        ---------      ---------        ---------       ---------

Income before cumulative effect of
  changes in accounting principles          1,568          1,854            6,806           8,655
Cumulative effect of changes in
  accounting principles (net of tax
  benefits) Note B                              -              -            1,941               -
                                        ---------      ---------        ---------       ---------

Net income                              $   1,568      $   1,854        $   8,747       $   8,655
                                        =========     ==========        =========       =========

Earnings per share -
Per primary share outstanding:
Before cumulative effect of
  accounting changes                    $     .19      $     .24        $     .81       $   1 .10
Cumulative effect of accounting
  changes                                       -             -               .23               -
                                        ---------      ---------        ---------       ---------
Net income                              $     .19      $     .24        $    1.04       $   1 .10
                                        =========      =========        =========       =========

Assuming full dilution:
Before cumulative effect of
  accounting changes                    $     .18      $    .24         $     .77       $   1 .10
Cumulative effect of accounting
  changes                                       -             -               .20               -
                                        ---------      --------         ---------       ---------
Net Income                              $     .18      $    .24         $     .97       $    1.10
                                        =========      ========         =========       =========

Dividends per share                     $     .11      $    .11         $     .33       $     .33
                                        =========      =========        =========       =========

See notes to condensed consolidated financial statements.

                           MARSH SUPERMARKETS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                   January 1, 1994            March 27, 1993
                                                   ---------------            --------------
                                                      (Unaudited)                 (Note)
Assets

Current Assets:
    Cash and equivalents                                 $  24,603                $  40,529
    Accounts receivable                                     17,229                   14,723
    Inventories, less LIFO reserve
      (January 1, 1994 - $19,637;
       March  27, 1993 - $20,068)                           81,902                   74,891
    Prepaid expenses                                         4,677                    6,511
                                                          --------                  -------
                 Total current assets                      128,411                  136,654

Property and equipment, less
    allowances for depreciation                            212,508                  190,179
Capitalized lease property, less amortization                9,621                   10,424
Other assets                                                19,280                   15,254
                                                          --------                 --------
                                                          $369,820                 $352,511
                                                          ========                 ========

Liabilities and Shareholders' Equity

Current Liabilities
    Accounts payable                                     $  46,091               $   37,281
    Accrued liabilities                                     34,957                   35,514
    Current maturities of long-term liabilities              8,421                    4,529
                                                          --------                ---------
                 Total current liabilities                  89,469                   77,324

Long-term Liabilities
    Long-term debt                                         140,448                  143,988
    Capital lease obligations                               10,714                   11,456
                                                           -------                  -------
                 Total long-term liabilities               151,162                  155,444

Deferred Items
    Federal income taxes                                    13,240                   13,141
    Other                                                    6,722                    5,063
                                                           -------                  -------
                 Total deferred items                       19,962                   18,204

Shareholders' Equity
    Common stock                                            24,013                   22,881
    Retained earnings                                       91,413                   85,451
    Cost of common stock in treasury                        (6,071)                  (6,345)
    Deferred cost - employee stock plan                       (128)                    (448)
                                                          --------                 --------
                 Total shareholders' equity                109,227                  101,539
                                                          --------                 --------
Total liabilities and shareholders' equity                $369,820                 $352,511
                                                          ========                 ========

Note:    The balance sheet at March 27, 1993, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed financial statements.

                           MARSH SUPERMARKETS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)

                                                                     40 Weeks Ended  (Unaudited)
                                                                     ---------------------------
                                                                  January 1, 1994    January 2, 1993
                                                                  ---------------    ---------------
OPERATING ACTIVITIES
    Net income                                                          $  8,747       $   8,655
    Adjustments to reconcile net income to net
        cash provided by operating activities:
    Depreciation and amortization                                         13,168          12,362
    Amortization of other assets                                           4,784           3,573
    Changes in operating assets and liabilities                            4,495          (2,949)
    Other operating activities                                               558             (15)
    Cumulative effect of accounting changes                               (1,941)              -
                                                                        ---------     -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 29,811          21,626


INVESTING ACTIVITIES
    Net acquisition of property, equipment,
         and land for expansion                                          (38,423)        (19,554)
    Other investing activities                                           ( 5,551)         (3,368)
                                                                        ----------     -----------

NET CASH USED FOR INVESTING ACTIVITIES                                   (43,974)        (22,922)


FINANCING ACTIVITIES
    Proceeds of long-term borrowings                                       4,000          74,000
    Repayments of long-term debt and capital
         lease obligations                                                (4,390)        (62,173)
    Proceeds of public offering,
         Class B common stock                                                836               -
    Proceeds of stock options exercised                                      569             128
    Cash dividends paid                                                   (2,778)         (2,568)
                                                                         ---------       ---------

NET CASH PROVIDED (USED) FOR
       FINANCING ACTIVITIES                                               (1,763)          9,387
                                                                         --------        --------


NET INCREASE (DECREASE) IN
         CASH AND EQUIVALENTS                                            (15,926)          8,091
                                                                        ---------        --------

Cash and equivalents at beginning of period                               40,529           9,174
                                                                         --------        --------

CASH AND EQUIVALENTS AT END OF PERIOD                                   $ 24,603        $ 17,265
                                                                        ========        ========

See notes to condensed consolidated financial statements.

                           MARSH SUPERMARKETS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 1, 1994                                                     (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. This report should be read in conjunction with the Consolidated Financial Statements of Marsh Supermarkets, Inc., for the year ended March 27, 1993.

The condensed consolidated financial statements for the 12 and 40 week periods ended January 1, 1994, and January 2, 1993, were not audited by independent auditors. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a condensed basis, the financial position, results of operations and cash flows for the period.

Certain income and expense items were reclassified for the 12 and 40 week periods ended January 2, 1993, to conform with the basis of presentation used for the 12 and 40 week periods ended January 1, 1994. Previously, per share earnings were reported based on "average shares outstanding"; however, since the issuance of convertible debentures earnings per share are now reported on "primary shares" and "fully diluted shares". Refer to the attached Exhibit 11 "Computation of Earnings per Share".

Operating results for the 12 and 40 week periods ended January 1, 1994, are not necessarily indicative of the results that may be expected for the fiscal year ending April 2, 1994.

Note B - Accounting Changes

Effective March 28, 1993, the Company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and
FASB Statement No. 109,  "Accounting for Income Taxes".    The cumulative
effect of these accounting changes was $1,941,000 net of tax and is included in the financial statements for the 40 week period ended January 1, 1994. The impact of each of these changes was as follows:

                                                                  (Expense)/Income
         FASB Statement No. 106 adjustment                           $(2,700,000)
         Tax effect of FASB No. 106 adjustment                         1,005,000
                                                                     -----------
                                                                      (1,695,000)
         FASB Statement No. 109 adjustment                             3,636,000
                                                                     -----------
             Net effect of accounting changes                         $1,941,000
                                                                      ==========

Postretirement Health Benefits

Effective March 28, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Previously, the Company accounted for postretirement benefits, other than pensions, on a "pay as you go" basis (amounts have not been material and only applied to early retirees from age 55 to age 65). Under Statement No. 106, the expected cost of benefits is accrued over the employees' years of service. The Company elected to recognize the entire unaccrued benefit obligation as of March 28, 1993.

As a result of this adoption, the Company recorded an accumulated postretirement benefit obligation of $2,700,000, before taxes, for active employees and retirees as of March 28, 1993.

The Company's contributory defined benefit postretirement plans provide health care benefits for its non-union retirees and their eligible spouses. Eligibility for these benefits is limited to retirees with ten or more years of vested service after age 55, who have not attained age 65. Spousal coverage is optional and continues for the lesser of five years after retirement or until the spouse reaches age 65. Benefits generally cease after reaching age 65, since the retiree (spouse) is generally eligible for Medicare.

The funded status and amounts recognized in the consolidated balance sheet for the Company's contributory defined benefit postretirement plans at March 28, 1993, were as follows:

         Accumulated postretirement benefit obligation:
             Retirees                                                 $1,170,000
             Fully eligible active plan participants                   1,110,000
             Other active plan participants                              420,000
                                                                      ----------
                                                                       2,700,000
         Plan assets at fair value                                         -
                                                                      ----------
         Accrued postretirement benefit cost                          $2,700,000
                                                                      ==========

For measurement purposes, the weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.5%. The Company's health care cost trend rate is 12% for fiscal year 1994 and decreases to 5% by fiscal year 2002, and thereafter. If these trend rates were to increase by one percentage point each year, the accumulated postretirement benefit obligation would increase by approximately 4%.

Statement No. 106 is not expected to have a material effect on earnings for fiscal year 1994, or future fiscal years. Management anticipates the annual recorded expense to be similar to the previous "pay as you go" basis.

Income Taxes

The Company adopted FASB Statement No. 109, "Accounting for Income Taxes" in the first quarter of fiscal 1994. The adoption was effective March 28, 1993, and resulted in a cumulative adjustment that increased net income by $3,636,000.

Under the liability method of accounting for income taxes prescribed by Statement No. 109, deferred tax assets and liabilities are based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws expected to be in effect when the differences are expected to reverse. Before the adoption of Statement No. 109, income tax expense was determined by using the deferred method. Deferred tax expense was based on items of income and expense, reported in different years in the financial statements and tax returns, measured at the tax rate in effect in the year the difference originated. As permitted by Statement No. 109, the Company elected not to restate the financial statement of any prior years.

Following is the analysis of deferred taxes calculated under the provisions of Statement No. 109:

                                                              March 28, 1993
                                                              --------------
                                                       (All amounts in thousands)
         Deferred tax assets:
             Self insurance reserves                                   $   1,117
             Merchandising allowances                                        944
             Compensation and benefit accruals                               677
             Inventory valuation reserves                                    504
             Federal tax benefit for deferred state taxes                    452
             Other                                                           442
                                                                       ---------
                 Total deferred tax assets                             $   4,136
                                                                       ---------

         Deferred tax liabilities:
             Property and equipment, including
               leased property                                          $(11,223)
             Prepaid employee benefits                                    (1,730)
             State income taxes                                           (1,329)
             Other                                                          (496)
                                                                        --------
                 Total deferred tax liabilities                         $(14,778)
                                                                        --------

         Net deferred tax liability                                     $(10,642)
                                                                        ========

Due to the enactment of the Budget Reconciliation Act of 1993, the estimated annual effective tax rate and deferred tax balances were adjusted during the second quarter. The net effect of revalued deferred tax assets and liabilities were not a material component of the Company's income tax expense during the 40 week period ended January 1, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Results of operations for interim periods are not indicative of results for a full year and do not necessarily reflect the results that may be expected for the fiscal year ending April 2, 1994.

The following table sets forth certain income statement components expressed as a percentage of sales and other revenues and the percentage change in such components.


                                         Third Quarter                       Year-to-Date
                                    Percent of Revenues       Pct.       Percent of Revenues    Pct.
                                    -------------------                  -------------------
                                          1994     1993       Change        1994      1993      Change
                                   ------------ -------------------- ---------------------------------

Sales and other revenues                100.0%    100.0%       5.5%       100.0%    100.0%      5.6%
Gross profit                             24.1%     23.6%       7.8%        24.3%     23.7%      8.3%
Selling, general and administrative      20.9%     20.3%       8.4%        20.7%     20.0%      9.7%
Depreciation and amortization             1.4%      1.3%       8.5%         1.4%      1.3%      6.5%
Operating profit                          1.8%      2.0%        .6%         2.2%      2.4%     (2.3%)
Interest expense                          1.0%       .8%      31.3%         1.1%       .9%     26.0%
Income taxes                               .3%       .5%      31.2%          .4%       .5%    (14.7%)
Income before accounting changes           .5%       .7%     (15.4%)         .7%      1.0%    (21.4%)
Accounting changes                          -         -        N/M           .2%        -       N/M
Net income                                 .5%       .7%     (15.4%)         .9%      1.0%      1.1%



Sales and other revenues increased $15.3 million, or 5.5%, in the third quarter of fiscal 1994, compared to the third quarter of fiscal 1993. The increase was composed of the following: (i) $9.9 million from retail sales, (ii) $4.0 million from wholesale sales to non-related parties by the convenience store wholesale operation (CSDC), and (iii) $1.4 million from other sources. Retail sales (excluding fuel sales) increased 4.4%. The increase in retail revenue is attributed to sales from stores opened within the last twelve months. For the third quarter, sales in like stores (open in all weeks of the comparable quarters) declined 1.7%. Year-to-date, like store sales are 1.4% behind the comparable period of fiscal 1993. Low rates of inflation and continued competitive activity from retail grocers and restaurants has adversely impacted retail sales in the supermarket division. In the third quarter of fiscal 1994, CSDC revenues increased 11.3% compared to the third quarter of fiscal 1993. The non-related customers serviced by CSDC increased 8.3% to 1,300 from the third quarter of 1993. For the 40 week period ended January 1, 1994, CSDC revenues from non-related customers were 16.8% ahead of the same period of the prior year.

Gross profit is net of warehousing, transportation and promotional expenses. As a percentage of revenues, gross profit improved .5% during the third quarter of fiscal 1994 compared to the third quarter of fiscal 1993, and increased .6% year-to-date compared to same period of fiscal 1993. The improvement is due principally to improved retail margins in both supermarkets and convenience stores. Management attributes the improved gross profit margins to increased emphasis on perishable and prepared foods that traditionally yield higher gross margins, expanded product lines, improved merchandising mix in new and enlarged supermarkets, and increased trade discounts from product procurement.

Selling, general and administrative expenses increased $4.7 million, or .6% as a percentage of revenues, in the third quarter of fiscal 1994, compared to the same quarter of fiscal 1993. Year-to-date, these expenses increased $17.5 million, or .7% as a percentage of revenues, compared to the same period of fiscal 1993. This increase is principally attributable to higher wage, fringe benefit, occupancy, and advertising expenses associated with the store expansion program. As the newer units mature, the Company expects selling, general and administrative expense to decrease as a percentage of revenues. Direct retail wages increased $1.8 million or 7.5% from the third quarter of 1993, and $5.1 million or 6.4% year-to-date compared to the same period of the prior year. However, like stores direct retail wages decreased .6% from the third quarter of fiscal 1993 and .5% year-to-date compared to the same period of fiscal 1993.

Subsequent to the third quarter, the Company announced an expense reduction plan encompassing a reduction of 70 non-retail positions, and changes to the Company automobile program. The staff reductions result from a realignment of responsibilities at the corporate headquarters, and new operating efficiencies in warehousing and transportation. The warehouse and transportation efficiencies relate to a redesign of the physical layout of the Company's dry grocery distribution center and the removal of an obsolete mechanized system. These changes will reduce labor and maintenance expense while providing more efficient space utilization. Additional savings resulted from the successful implementation of new warehouse labor standards in the Company's perishable products distribution center, and the linkage of the standards to an employee incentive program. The fourth quarter pre-tax charge for severance benefits and other expenses related to the expense reduction plan should approximate $.7 million. Most of this charge is expected to be offset by the savings from the expense reductions. Net annualized realizable savings from these changes are projected to be $2.1 million on an after tax basis.

Depreciation and amortization at 1.4% of revenues increased .1% of revenues for the third quarter and year-to-date of fiscal 1994, compared to the same periods of fiscal 1993. The increases of $.3 million, quarter to quarter, and $.8 million year-to-date are largely attributable to stores opened during the last twelve months.

Operating profit was $5.4 million, or 1.8% of revenues, for the third quarter of fiscal 1994. The dollar amounts are comparable to the prior year, but as a percentage of revenue, operating profit decreased .2% of revenues. Year-to-date operating profit at $20.8 million, or 2.2% of revenues, was down slightly from $21.3 million, or 2.4% of revenues, for the comparable period of fiscal 1993. The decrease in operating profit is due primarily to higher selling, general and administrative expense.

Interest and debt expense amortization increased $.7 million, or 31.3%, in the third quarter of fiscal 1994, compared to the third quarter of fiscal 1993. Year-to-date interest expense and debt amortization increased $2.1 million, or 26.0%, compared to the same 40 week period of fiscal 1993. The increase is primarily attributable to the Company's decision, at the end of the third quarter of fiscal 1993, to shift $50 million of long term financing from floating rate bank debt to fixed rate senior notes. Additionally, the Company issued $20 million in convertible debentures during the fourth quarter of fiscal 1993. For purposes of comparison, the Company's average interest rate on debt outstanding as of the last day of the third quarter decreased to 8.7% in fiscal 1994 from 9.0% in fiscal 1993.

Income tax expense for the 40 week period ended January 1, 1994, was $4.1 million or 37.5% of pretax income. This compares to $4.8 million, or 35.6% of pretax income, for the same period of the prior year. The primary reasons for the current year increase in the effective tax rate include the retroactive enactment of increased federal tax rates and additional provisions for state income taxes. Certain state income taxes previously reported as a component of selling, general and administrative expenses were reclassified to income tax expense for the current and prior year to enhance comparability with other companies.

Income before the cumulative effect of accounting changes and net income for the third quarter of fiscal 1994 was $1.6 million, or .5% of revenues, compared to $1.9 million, or .7% of revenues, for the third quarter of fiscal 1993. On a "primary" share basis, this equals $.19. On a "fully diluted" share basis, income before the cumulative effect of accounting changes was $.18 for the third quarter of fiscal 1994. This compared to $.24 primary and fully diluted for the third quarter of fiscal 1993.

Year-to-date 1994 income, before the cumulative changes in accounting principles, was $6.8 million, or .7% of revenues and $.81 on a primary share basis. This compared to $8.7 million, or 1.0% of revenues and $1.10 per primary share, for the same 40 week period of fiscal 1993. On a "fully diluted" per share basis, income before the cumulative effect of changes in accounting principles was $.77 year-to-date for fiscal 1994, compared to $1.10 for the same period of fiscal 1993.

Net income for the current year includes $1.9 million for the cumulative effect (net of income tax benefits) of adopting SFAS No. 106 and SFAS No. 109 (see Note B to the condensed financial statements). Net income year-to-date, after the cumulative effect of accounting changes, for fiscal 1994 was $8.7 million, or $1.04 on a primary share basis and $.97 on a fully diluted share basis.
This compares to $8.7 million, or $1.10 per primary and fully diluted share, for the same period of fiscal 1993. The issuance of $20 million in convertible debentures and 569,900 shares of Class B Common Stock in the fourth quarter of fiscal 1993 increased equivalent shares by 23.4%. This has impacted fully diluted earnings per share in the current fiscal year.

Financial and Liquidity:

The Company has traditionally met its capital requirements through internally generated funds, long-term borrowings and lease financing, including capital and operating leases. In March 1993, the Company sold $20.0 million of convertible subordinated debentures and 569,900 shares of Class B Common Stock for aggregate net proceeds of approximately $26.0 million (includes $2.5 million of debentures and 69,900 shares of stock issued subsequent to the fiscal 1993 year end, pursuant to underwriters' over allotment options). The net proceeds of the Common Stock portion of the offering approximated $6.8 million. In addition to the public offering, the Company completed a private placement of long-term fixed rate debt of $50.0 million in December 1992. The Company used a portion of the proceeds to fund expansion during the first three quarters of fiscal 1994, and plans to invest the remainder similarly over the next three to six months.

During the third quarter of fiscal 1994, the Company opened the three supermarkets listed below. All three have extended perishable offerings and full line pharmacies. Two of these units are new units and one is a replacement unit.

            Square Feet       Store Type             Location                   Opened
            -----------       ----------             --------                   ------
               81,000         Superstore           Indianapolis, IN       October 29, 1993
               55,000         Supermarket          Bloomington, IN        October 31, 1993
               60,000         Supermarket          Noblesville, IN        November 9, 1993

Also, during the quarter the Company remodeled and converted its Forest Park, Ohio store to the LoBill price image format. Subsequent to the close of the quarter, the Company opened a new 1,800 square foot convenience store in Shelbyville, Indiana, on January 13, 1994.

The following projects are currently under construction:

Category       Square Feet       Store Type          Location            Anticipated Opening
- --------       -----------       ----------          --------            -------------------
Expansion        15,000          Supermarket       Indianapolis, IN      Quarter 4, 1994
New              32,000           LoBill           Cincinnati, OH        Quarter 4, 1994



With the completion of the projects discussed above, and two stores completed in the first quarter of fiscal 1994, the Company will add approximately 305,000 square feet to its store base. This is approximately a 10% increase in retail selling space over the prior year. The Company is pursuing the acquisition of several additional sites for future development. The estimated cost of the projects discussed above, plus routine capital expenditure for 1994, approximates $60.0 million, with equipment leasing providing approximately $15.0 million of this amount.

For fiscal year 1995, the Company currently plans to lease a 60,000 square foot replacement supermarket, remodel and expand two existing supermarkets, and construct five new convenience stores. The Company projects the cash outlay for these projects, plus acquisition of sites for future projects and other routine capital expenditures, to be approximately $25 million. Financing will be from internal cash generation and approximately $7 million in equipment leasing.

In light of changing conditions, the Company frequently reviews and revises plans with respect to new construction, expansion, and remodeling. These conditions include competitive influences, the ability to complete successful negotiations of site acquisitions or leases, and zoning and other governmental regulations. Because of these factors, projects currently planned but not started may not commence, other projects may be undertaken, and some projects started in a given fiscal year may not be completed until subsequent fiscal years.

During the first three quarters, inventories increased $7.0 million. New and larger replacement retail stores accounted for $3.0 million of this increase. The balance of the increase is normal seasonal buildup. The increased inventory levels were substantially financed by increasing trade Accounts Payable $8.8 million during the same period.

The Company's revolving credit agreements provide for borrowings of up to $45.0 million, of which $1.5 million was utilized at January 1, 1994. Additionally, the Company has commitments from various banks for short-term borrowings up to $15.0 million at rates equal to or below prime rates of committed banks.

Of the total long-term debt and capital lease obligations outstanding at January 1, 1994, fixed rate obligations comprise 96% at an average interest rate of 8.9%. The remaining 4% bear interest at fluctuating rates averaging 4.12%.

The Company's senior note agreements preclude additional long-term borrowings if the Company's total long-term liabilities, including capital lease obligations, would exceed 60% of the Company's consolidated net tangible assets. Under the most restrictive covenant of the existing debt agreements, the Company may incur an additional $13.1 million of funded debt.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         Not Applicable.

Item 3.  Defaults upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file any reports on Form 8-K for the twelve and forty week periods ended January 1, 1994.


The following exhibits are included herein:


         4.1 - Form of Indenture dated as of February 15, 1993 between the Company and Society National Bank, Indiana, as Trustee, including form of Debenture - Incorporated by reference to Registration Statement on Form S-2 No. 33-56738.

         4.2 - Articles V, VI and VII of the Company's Restated Articles of Incorporation, as amended as of May 15, 1991 - Incorporated by reference to form 10-K for the year ended March 30, 1991.

         4.3 - Articles I and IV of the Company's By-Laws, as amended as of August 7, 1990 - Incorporated by reference to Form 10-Q for the quarter ended January 5, 1991.

         4.4 - Rights Agreement dated as of August 1, 1989 between Marsh Supermarkets, Inc. and National City Bank, as successor to Merchants National Bank & Trust Company of Indianapolis-Incorporated by reference to Form 10-Q for the quarter ended October 14, 1989.

         4.5 - Amendment No. 1 dated as of May 1, 1991 to Rights Agreement dated as of August 1, 1989 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

         4.6 - Note Agreement dated as of May 1, 1988 for $25 million 9.48% Senior Notes due June 30, 2003 - Incorporated by reference to Form 10-Q for the quarter ended June 25, 1988.

         4.7 - Note Agreement dated as of October 15, 1992 for $35 million 8.54% Senior Notes, Series A, due December 31, 2007 and $15 million 8.13% Senior Notes, Series B, due December 31, 2004 - Incorporated by reference to Registration Statement on Form S-2 No. 33-56738.

          11 - Statement re:  Computation of Earnings per Share

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MARSH SUPERMARKETS, INC.



February 10, 1994                       By: /s/ P. Lawrence Butt
                                           ---------------------
                                           P. Lawrence Butt
                                           Vice President and Secretary




February 10, 1994                       By: /s/ Michael D. Castleberry
                                           ---------------------------
                                           Michael D. Castleberry
                                           Director of Corporate Accounting
                                           (Chief Accounting Officer of the
                                           Registrant)