Form 10-K
period 1994-04-02
MARSH SUPERMARKETS INC
filed 1994-06-29
CIK 62737

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended April 2, 1994

__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______.


                        Commission File Number: 0-1532

                           MARSH SUPERMARKETS, INC.
            (Exact name of registrant as specified in its charter)

           INDIANA                                         35-0918179
   (State of Incorporation)                             (I.R.S. Employer
                                                       Identification No.)


                          9800 CROSSPOINT BOULEVARD
                 INDIANAPOLIS, INDIANA            46256-3350
         (Address of principal executive offices) (Zip Code)

                                  317-594-2100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
         Class A Common Stock
         Class B Common Stock
         7% Convertible Subordinated Debentures, due 2003

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days:  Yes    X  No
                                         ----    ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
X
- - --
Aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of June 1, 1994: $27,753,463. This calculation assumes all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates", a status which each of the officers and directors individually disclaims.

At June 1, 1994, there were 3,932,598 shares of Class A Common Stock and 4,509,404 shares of Class B Common Stock outstanding.

Portions of the annual shareholders report for the year ended April 2, 1994, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders' meeting to be held August 2, 1994, are incorporated by reference into Part III.

PART I

ITEM 1   BUSINESS

GENERAL
At April 2, 1994, Marsh Supermarkets, Inc. (the "Company" or "Marsh") operated 87 supermarkets and 177 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh also owns and operates a specialized convenience store distribution business which services its Village Pantry stores as well as over 1,300 unaffiliated convenience stores in an eight-state area.

SUPERMARKETS
At April 2, 1994, the Company operated 87 supermarkets, 74 in central Indiana and 13 in western Ohio. The 35 stores in the Indianapolis metropolitan market area constitute the Company's major market. The remaining supermarkets operate in 35 other communities. Sales from supermarket operations represent approximately 73% of the Company's fiscal 1994 consolidated sales and other revenues.

The Company's supermarket merchandising strategy emphasizes service, quality and convenient one-stop shopping at competitive prices. Of the Company's supermarkets, 62 are open 24 hours a day, 16 are open until midnight, with the remainder having various other schedules. All stores are open seven days a week.

The Company believes a commitment to providing quality merchandise is an important factor in maintaining and expanding its customer base. In recent years, the Company has devoted a greater proportion of new and remodeled stores to fresh, high quality perishables such as produce, delicatessen items, baked goods, prepared foods, seafood and floral items. The Company believes fresh produce is an important customer draw; therefore, it focuses on buying premium quality produce worldwide. The geographic concentration of the supermarkets enables the Company to deliver fresh items to its stores quickly and frequently.

The Company's new and expanded large supermarket store format offers customers convenient one-stop shopping. Its Marsh supermarkets feature an extended line of traditional grocery store items as well as a broad array of service and specialty departments such as delicatessens, bakeries, prepared foods, prime cut meats, fresh seafood, floral and video rental. The Company features nationally advertised and distributed merchandise and products under its own trademarks, service marks and trade names. Service and specialty departments included in Marsh supermarkets include delicatessens and prepared foods (87 stores), bakeries (87), prime cut service meat (58), fresh service seafood
(61), floral shops (57), imported cheese shops (46), salad bars (49), video rental (85), and shoe repair (21). Twenty of the Company's supermarkets include pharmacies in food and drug combination stores. To combat increasing competition from other retail formats such as wholesale clubs, 46 of the Company's supermarkets also include warehouse-type sections offering large size and multi-pack products typically featured by wholesale clubs, priced competitively with club prices. In addition, banks or savings institutions operate branch facilities in 38 of the Company's stores.

The Company has expanded on its large supermarket store format with a new generation superstore in excess of 75,000 square feet. The Company currently operates three such stores and plans to build an additional one in Indianapolis within the next year. Approximately one-third of the sales area in this type of store is devoted to merchandising fresh, high quality perishable products, with heavy emphasis on delicatessens/bakeries, prepared foods and produce. In addition, up to approximately 5,000 square feet are devoted to the warehouse-type merchandising of bulk club pack merchandise.

The Company has developed a smaller, low-price supermarket format with limited service and specialty departments as an alternative to the large, full service supermarket. The Company currently operates seven of its supermarkets under this concept. The stores operate under the trade name LoBill. There is an ongoing development program within its market area to construct new LoBill stores and to remodel selected Marsh stores to the LoBill format. The Company believes the LoBill format offers the opportunity to maximize its market area by expanding into smaller communities that can be better served by that format, and to appeal to the price motivated consumer in markets currently serviced by traditional Marsh store.

The Company's supermarkets range in size from 15,000 to 81,530 square feet. The average size is approximately 35,400 square feet. The Company has an ongoing development program of constructing larger Marsh stores within its market area and remodeling, enlarging and replacing existing supermarkets. Future development will continue to focus on a food and drug combination store format of approximately 50,000 to 60,000 square feet, with superstores in excess of 80,000 square feet in select locations. The Company believes a larger store format enables it to offer a wider variety of products and expanded service and specialty departments, thereby strengthening its competitive position. The following summarizes the number of stores by size categories:


                                                                                              Number
         Square Feet                                                                          of Stores
         -----------                                                                          ---------
         More than 70,000         . . . . . . . . . . . . . . . . . . . . . . . .              3
         50,000 - 70,000          . . . . . . . . . . . . . . . . . . . . . . . .              7
         40,000 - 49,999          . . . . . . . . . . . . . . . . . . . . . . . .              7
         30,000 - 39,999          . . . . . . . . . . . . . . . . . . . . . . . .             36
         20,000 - 29,999          . . . . . . . . . . . . . . . . . . . . . . . .             30
         Less than 20,000         . . . . . . . . . . . . . . . . . . . . . . . .              4
                                                                                              --
                                                                                              87
                                                                                              ==

The Company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The focus of the television campaign promotes a quality and service image rather than specific products and prices. The Indianapolis television market covers approximately 80% of the Company's stores. Various sales enhancement promotional activities, including free grocery and other programs designed to encourage repeat shoppers, are conducted as an important part of the Company's merchandising strategy.

CONVENIENCE STORES
At April 2, 1994, the Company operated 177 convenience stores under the Village Pantry trade name. These self-service stores offer a broad selection of grocery, bakery, dairy and delicatessen items including freshly prepared food products. Approximately 60% of the stores also offer petroleum products. Sales from the convenience stores represented approximately 13% of the Company's
fiscal 1994 consolidated sales and   other revenues. Cold beer, a high-volume
item typically found in convenience stores in other states, may only be sold by package liquor stores in Indiana; accordingly, it is not sold in the Company's Indiana convenience stores. All but eight of the convenience stores are open 24 hours a day. The remainder close at either midnight or 11:00 p.m. All stores are open seven days a week.

These stores offer fresh donuts and sandwiches prepared in the stores. The Company has added higher margin food and beverage products, such as store-prepared pizza (35 stores), broasted chicken (38 stores), self-service fountain drinks, as well as sit-down eating areas in a number of stores. The Company has an ongoing program of remodeling, upgrading and replacing existing Village Pantry stores with particular emphasis on developing locations that will yield a high volume of gasoline sales. New stores generally average 3,700-4,400 square feet, compared to 1,800-2,500 square feet for older stores. The larger size accommodates the new food products. In constructing new, and remodeling and expanding existing stores, the Company tailors the format to each specific market, with heavy emphasis on food service in areas which the Company believes to be less susceptible to intense competition from major fast food operators, such as smaller towns and high density neighborhoods.

CONVENIENCE STORE DISTRIBUTING COMPANY ("CSDC")
CSDC, a wholly-owned subsidiary of the Company, serves Village Pantry stores and over 1,300 unaffiliated stores in an eight-state area. CSDC distributes a wide range of products typically sold in convenience stores, including groceries, cigarette and other tobacco products, snack items, housewares and health and beauty aids. Customers have the opportunity to order most product lines in single units. CSDC owns a 187,000 square foot warehouse and distribution facility in Richmond, Indiana, which the Company estimates presently is operated at 70% of capacity. CSDC utilizes its own trucks and drivers for its transportation needs. The CSDC sales staff of approximately 27 employees services existing customers and is actively soliciting new customers. The CSDC wholesale operation accounted for approximately 14% of the Company's fiscal 1994 consolidated sales and other revenues.

SUPPLY AND DISTRIBUTION
The Company supplies its supermarkets from three Company-operated distribution facilities. Dry grocery and frozen food products are distributed from a 409,000 square foot leased facility in Indianapolis. Produce and meat products are distributed from a leased 128,000 square foot perishable products facility in Yorktown, Indiana. Non-food products are distributed from 180,000 square feet of the 388,000 square foot Company owned warehouse (and former corporate headquarters facility) in Yorktown. In addition, the Company leases a 150,000 square foot warehouse for storage of forward purchases of merchandise and seasonal items. Additional outside warehouse space is leased as needed to meet seasonal demand.

The Company's distribution centers are modern and highly automated. Merchandise is controlled through an on-line computerized buying and inventory control system. The Company believes its distribution centers are adequate for its needs for the foreseeable future without major additional capital investment. The Company estimates its supermarket distribution centers presently are operated at approximately 75% of capacity. Approximately 80% of the delivery trips from distribution centers to supermarkets are 75 miles or less.

The Company believes centralized direct buying from major producers and growers and its purchasing and distribution functions provide it with advantages compared to purchasing from a third-party wholesaler. Direct buying, centralized purchasing, and controlled distribution reduce merchandise cost by allowing the Company to minimize purchases from wholesalers and distributors and to take advantage of volume buying opportunities and forward purchases of merchandise. Centralized purchasing and distribution promote a consistent merchandising strategy throughout the Company's supermarkets. Rapid inventory turnover at the warehouse permits the Company's stores to offer consistently fresh, high-quality products. Through frequent deliveries to the stores, the Company is able to reduce in-store stockroom space and increase square footage available for retail selling.

Some products, principally bakery, dairy and beverage items, and snack foods are delivered directly to the supermarkets and convenience stores by distributors of national and regional brands.

CSDC supplies most grocery, produce, housewares, and health and beauty aid products to the Company's convenience stores.

The Company operates a commissary to produce products sold through the delicatessen departments of its supermarkets and convenience stores and to third parties through CSDC. A Company owned greenhouse provides many of the live potted plants sold in the supermarket floral departments.

The Company's supermarket transportation function is performed by Ruan Transportation Management Systems ("Ruan"), an unaffiliated transportation management and equipment leasing company. This service is provided under a subcontract arrangement entered into on September 18, 1987 and extending to September 18, 1994, with an automatic renewal for successive one year terms unless canceled by Ruan or the Company at least sixty days prior to the anniversary date, subject to early cancellation in stages under certain conditions. Under the arrangement, Ruan employs the drivers, dispatchers and maintenance personnel who perform the Company's distribution function. A subsidiary of the Company leases most of its tractor/trailer fleet from Ruan under long-term, full service leases.

MANAGEMENT INFORMATION SYSTEMS
All of the Company's supermarkets are equipped with electronic scanning checkout systems. This minimizes item pricing, allows more efficient and accurate checkout line operation, and provides product movement data for merchandising decisions and other purposes.

The Company utilizes in-store micro-computers in the supermarkets to automate various tasks, such as processing the receiving and billing of vendor direct-store-delivered (DSD) merchandise at the store level, processing of video rentals, processing pharmacy records in the 20 food and drug combination stores, and time keeping for payroll processing. Future applications, currently under development, include computer-assisted reordering and electronic messaging.

All convenience stores are equipped with micro-computers which are utilized for electronic transmission of accounting and merchandising data to headquarters, electronic messaging and processing DSD merchandise receiving and billing.

A point-of-sale electronic funds transfer and credit card system is in place in 53 supermarkets. Through the use of a bank debit card, a customer can authorize the immediate transfer of funds from the customer's account to the Company at the point of purchase.

COMPETITION
The retail food industry is highly competitive. Marsh believes competitive factors include quality of perishable products, service, price, location, product variety, physical layout and design of store interior, ease of ingress and egress to the store and minimal out-of-stock conditions. Marsh endeavors to concentrate its efforts on all of these factors with special emphasis on maintaining high quality store conditions, high quality perishable products, expanded service and specialty departments, and competitive pricing.

The Company believes that it is one of the largest supermarket chains operating in its market area. The Company's supermarkets are subject to competition from local, regional and national supermarket chains, independent supermarkets, and other retail formats, such as discount stores and wholesale clubs. The number of competitors and degree of competition experienced by the Company's supermarkets vary by location, with the Indianapolis metropolitan market generally being subject to more price competition than the smaller markets.

In recent years, the principal supermarket chain competitors have been The Kroger Co. and Super Valu Food Stores, Inc., operating in the Indianapolis market through its "Cub Foods" stores. Meijer, Inc. currently operates two of its large food and general merchandise combination stores in the Company's market area in Ohio and recently opened two stores in the Indianapolis market and has two other stores under construction that are scheduled to open during the next twelve months.

The Company believes Village Pantry is one of the largest convenience store chains operating in its market area. Its major competitors are petroleum marketing companies which have been converting or expanding gasoline locations to include convenience food operations. Major national convenience store chains do not have a significant presence in the Company's marketing area. The Company believes the principal competitive factor for convenience stores is location, and it actively pursues the acquisition of attractive sites for replacing existing stores and future development of new stores.

The Company believes the primary competitive factors in CSDC's wholesale distribution business are pricing, timeliness and accuracy of deliveries. CSDC's major competitors are McLane Company, Inc. and several regional wholesale distributors.

SEASONALITY
Marsh's supermarket sales are subject to some seasonal fluctuation, as are other retail food chains. Traditionally, higher sales occur during the third quarter holiday season, and lower sales occur in the warm weather months of the second quarter. Convenience store sales traditionally peak in the summer months.

EMPLOYEES
The Company has approximately 11,300 employees, of whom approximately 6,800 are employed on a part-time basis. All employees are non-union, with the exception of the approximately 150 supermarket distribution facility employees who are unionized under two three-year collective bargaining agreements which extend to May, 1997. The Company considers its employee relations to be excellent.

REGULATORY MATTERS
As a retailer of alcoholic beverages and gasoline, the Company is subject to federal, state and local statutes, ordinances and regulations concerning the storage and sale of these products. Current environmental laws and regulations require the removal or abandonment of underground storage tanks (UST's) at 26 Village Pantry locations prior to December, 1998. Earlier removal or abandonment would be required in the event any of these UST's fail any leak detection test, which the Company performs at least annually. All UST's at these 26 locations passed the most recent leak detection tests in December 1993, which results were consistent with data from the Company's established petroleum product inventory control program.

In addition to the 26 sites, the Company is aware of the existence of petroleum contamination at nine other Village Pantry locations and has commenced remediation at each of these sites. The cost of remediation may vary significantly depending on the extent, source and location of the contamination, geological and hydrological conditions and other factors. The cost to remove or abandon the remaining UST's at these nine locations and to remediate the unknown contamination has been estimated at approximately $870,000. The Company has charged this amount to earnings.

The Company currently estimates the maximum aggregate cost remaining to be incurred in connection with compliance to existing environmental laws and regulations applicable to owners and operators of UST's will not exceed approximately $2.0 million through December 1998. This estimate of accrued or potential compliance costs does not consider any potential recovery the Company may receive from either the State of Indiana Underground Storage Tank Excess Liability Fund, which reimburses owners and operators of UST's for a portion of the costs incurred in connection with the remediation of soil and groundwater contamination, or from third parties which may be responsible for all or part of the contamination at one of the nine locations referenced above.

ITEM 2   PROPERTIES

The following table summarizes the per unit and aggregate size of the retail facilities operated by Marsh, together with an indication of the age of the total square footage operated.

                        Footage Operated     Per Store Average     0-5 Years     5-10 Years     Over 10 Years
                        ----------------     -----------------     ---------     ----------     -------------
Supermarkets               3,077,000              35,400              41%           29%              30%
Convenience Stores           485,000               2,740              25            37               38
                           ---------
                           3,562,000
                           =========

Owned and leased retail facilities are summarized as follows:
                                                                        Convenience
                                                      Supermarkets        Stores
                                                      ------------       -------
                 Owned                                    32                121
                 Leased:
                   Fixed rentals                          24                 29
                   Fixed plus contingent rentals          31                 27
                                                          --                ---
                                                          55                 56
                                                          --                ---
                                                          87                177
                                                          ==                ===
                 Lease expirations:
                   Within five years                      29                 45
                   Five to ten years                      17                  7
                   Beyond ten years                        9                  4
                                                          --                ---
                                                          55                 56
                                                          ==                ===

Substantially all leases have one to four renewal options for periods of two to five years each. The majority of leases provide for payment of property taxes, maintenance and insurance by the Company. In addition, the Company is obligated under leases for 18 closed stores, of which 11 were subleased at April 2, 1994.

The non-perishable grocery products warehouse in Indianapolis is leased with an initial lease term expiring in 2000 and options available through 2014. The facility, constructed in 1969, is located on a 44 acre site and has a total of 409,000 square feet, of which 382,000 are utilized for grocery warehousing operations. The remainder consists of a catering commissary and office space.

A 128,000 square foot refrigerated perishable products handling facility in Yorktown, Indiana, serves as the distribution center for meat, produce and delicatessen items. The leased facility was completed in 1981.

Marsh owns an additional 388,000 square foot facility in Yorktown. Approximately 180,000 square feet of this facility is used for the non-food warehouse operation, approximately 21,000 square feet is used by the retail maintenance department, and an additional 55,000 square feet of warehouse space is leased to third parties. The portion of this facility formerly utilized for the corporate offices currently is vacant.

The Company leases a 172,000 square foot warehouse in Indianapolis for storage of forward purchases of merchandise and seasonal items.

The 160,000 square foot corporate headquarters in Indianapolis is owned by the Company. This facility was completed and occupied in May 1991.

CSDC owns a 187,000 square foot warehouse and distribution facility in Richmond, Indiana.

One supermarket and two warehouses (considered owned for purposes of the foregoing analysis) are leased under equity lease arrangements pursuant to which ownership is transferred to Marsh at the expiration of the lease term.

ITEM 3   LEGAL PROCEEDINGS

There are no pending legal proceedings to which Marsh is a party which are material to its business, financial condition or results of operations or which would otherwise be required to be disclosed under this item.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 2, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 with respect to the executive officers of the Registrant is set forth below. Each officer has been elected for a term to expire in August, 1994, or upon election of his successor by the Board of Directors.

    NAME                          POSITION                AGE                 FAMILY RELATIONSHIP
    ----                          --------                ---                 -------------------
DON E. MARSH                  Chairman of the Board,      56                Son of  Garnet R. Marsh,
                              President and Chief                        brother of  C. Alan Marsh and
                              Executive Officer                                of William L. Marsh

Mr. Don E. Marsh has held his current position as President and Chief Executive Officer of the Company for more than the past five years. On May 2, 1991 he was elected Chairman of the Board of Directors, on which he has served as a member since 1959.
He has been employed by the Company in various supervisory and executive capacities since 1961.
- - -----------------------------------------------------------------------------------------------------------------------------------

C. ALAN MARSH                 Vice Chairman of the        52                 Son of Garnet R. Marsh,
                              Board and Senior Vice                        brother of Don E. Marsh and
                              President - Corporate                             William L. Marsh
                              Development

Mr. C. Alan Marsh has held his current position since February 23, 1992. For more than five years prior thereto he served as
President and Chief Operating Officer, Marsh Village Pantries, Inc. He has been employed by the Company in various supervisory and executive capacities since 1965.
- - -----------------------------------------------------------------------------------------------------------------------------------

P. LAWRENCE BUTT              Vice President, Counsel     52                          None
                                   and Secretary

Mr. P. Lawrence Butt has held his current position for more than the past five years. He has been employed by the Company in various executive capacities since 1977.
- - -----------------------------------------------------------------------------------------------------------------------------------

DOUGLAS W.                    Chief Financial Officer     50                          None
DOUGHERTY

Mr. Douglas W. Dougherty has held his current position and been employed by the Company in this position since March 1994. Prior experience includes senior financial executive positions with Hartmarx, Inc. from November 1990 to March 1994 and Lieberman
Enterprises from August 1988 to November 1990.
- - -----------------------------------------------------------------------------------------------------------------------------------

WILLIAM L. MARSH              Vice President - General    50                 Son of Garnet R. Marsh,
                              Manager, Property                            brother of Don E. Marsh and
                              Management                                          C. Alan Marsh

Mr. William L. Marsh has held his current position for more than the past five years.  On May 2, 1991 he was elected a director of the Company. He has been employed by the Company in various supervisory and executive capacities since 1974.
- - -----------------------------------------------------------------------------------------------------------------------------------
RONALD R. WALICKI             Executive Vice President,   56                          None
                              Supermarket Division

Mr. Ronald R. Walicki has held his current position since February 8, 1994. Prior thereto, he served as President and Chief
Operating Officer of Marsh Village Pantries, Inc. since February 1992, and for more than five years thereto as Vice President -
General Manager, Supermarket Division. He has been employed by the Company in various supervisory and management positions since
1965.

    NAME                          POSITION                AGE                 FAMILY RELATIONSHIP
    ----                          --------                ---                 -------------------
DAVID M. REDDEN               President and Chief         46                          None
                              Operating Officer
                              Marsh Village Pantry

Mr. David M. Redden has held his current position since February 8, 1994. Prior thereto, he served as Vice President - General
Manager, Supermarket Division since February 1992, and as Vice President - Warehousing and Transportation from April 1988 to
February 1992. He has been employed by the Company in various supervisory and management positions since 1969.
- - ---------------------------------------------------------------------------------------------------------------------------------
MICHAEL D.                    Director of Corporate       36                          None
CASTLEBERRY                   Accounting

Mr. Michael D. Castleberry has held his current position since March 1991. Prior thereto, he served as Assistant Controller for
Fleming Inc., at its Fort Worth, Texas division from September 1990, and as Vice President - Finance for Falley's Food-4-Less (a
subsidiary of Food-4-Less, Inc.) from February 1988 to September 1990. From 1976 to February 1988 Mr. Castleberry was employed by
H.E. Butt Grocery Company in San Antonio, Texas, in various positions, the last of which was Assistant Controller.
- - ---------------------------------------------------------------------------------------------------------------------------------

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Information on Common Stock and Shareholder Matters on pages 15 and 34 of the annual report to shareholders for the year ended April 2, 1994, is incorporated herein by reference.


ITEM 6   SELECTED FINANCIAL DATA

Selected Financial Data on page 14 of the annual report to shareholders for the year ended April 2, 1994, is incorporated herein by reference.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 through 19 of the annual report to shareholders for the year ended April 2, 1994, is incorporated herein by reference.


ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements on pages 21 to 33 of the annual report to shareholders for the year ended April 2, 1994, are incorporated herein by reference.

Quarterly Financial Data on page 15 of the annual report to shareholders for the year ended April 2, 1994, are incorporated herein by reference.


ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

In accordance with Instruction G(3), except as indicated in the following sentence, the information called for by ITEMS 10, 11, 12 and 13 is incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after April 2, 1994, the end of the fiscal year covered by this report. As permitted by instruction G(3) the information on executive officers called for by ITEM 10 is included in Part 1 of this Annual Report on Form 10-K.

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1) The following consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries, included in the annual report to shareholders for the year ended April 2, 1994, are incorporated by reference in Item 8.

             Consolidated Balance Sheets as of April 2, 1994 and March 27, 1993.

             Consolidated Statements of Income for each of the three years in the period ended April 2, 1994.

             Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended April 2, 1994.

             Consolidated Statements of Cash Flows for each of the three years in the period ended April 2, 1994.

             Notes to Consolidated Financial Statements - April 2, 1994.

         (2) The following consolidated financial statement schedules of Marsh Supermarkets, Inc. and subsidiaries are included in Item 14(d):

             Schedule II -        Amounts Receivable from Related Parties,
                                      Underwriters, Promoters and Employees
                                      Other Than Related Parties.
             Schedule V  -        Property, Plant and Equipment
             Schedule VI -        Accumulated Depreciation and Amortization of
                                      Property, Plant and Equipment
             Schedule IX -        Short-term Borrowings
             Schedule X  -        Supplementary Income Statement Information


             Note: All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

         (3) The following exhibits are included in Item 14(c):

             Exhibit 3   (a)  Restated Articles of Incorporation, as amended as of May 15, 1991 - Incorporated by reference to
                              Form 10-K for the year ended March 30, 1991.
                         (b)  By-Laws as amended as of August 7, 1990 - Incorporated by reference to Form 10-Q for the quarter ended
                              January 5, 1991.

             Exhibit 4   (a)  Articles V, VI and VII of the Company's Restated Articles of Incorporation, as amended as of May 15,
                              1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
                         (b)  Articles I and IV of the Company's By-laws, as amended as of August 7,1990 - Incorporated by reference to Form 10-Q for the quarter ended January 5, 1991.
                         (c)  Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the Securities and Exchange Commission upon its request - Incorporated by reference to Form
                              10-K for the year ended March 27, 1987.
                         (d)  Note Agreement dated as of May 1, 1988 for $25,000,000 9.48% Senior Notes due June 30, 2003 -
                              Incorporated by reference to Form 10-Q for the quarter ended June 25, 1988.
                         (e)  Rights Agreement, dated as of August 1, 1989, between Marsh Supermarkets, Inc. and National City Bank, as successor to Merchants National Bank and Trust Company of Indianapolis - Incorporated by reference to Form 10-Q for the quarter ended October 14, 1989.



                         (f)  Amendment No. 1 dated as of May 1, 1991, to Rights Agreement, dated as of August 1, 1989 -
                              Incorporated by reference to Form 10-K for the year ended March 30, 1991.
                         (g)  Note Agreement dated as of October 15, 1992 for $35 million 8.54% Senior Notes, Series A, due December
                              31, 2007 and $15 million 8.13% Senior Notes, Series B, due December 31, 2004 - Incorporated by
                              reference to Registration Statement on Form S-2 (File No. 33-56738).
                         (h)  Indenture dated as of February 15, 1993, between Marsh Supermarkets, Inc. and Society National Bank, as Trustee, including form of Indenture - Incorporated by reference to Registration Statement on Form
                              S-2 (File No. 33-56738).

             Exhibit 10  (a)  Agreements between Ruan Leasing Company and Marsh Supermarkets, Inc., dated September 18, 1987 -
                              Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).
                         (b)  Lease Agreements relating to warehouse located at 333 South Franklin Road, Indianapolis, Indiana -
                              Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

                              Management Contracts and Compensatory Plans

                         (c)  Marsh Supermarkets, Inc. 1987 Stock Option Plan - Incorporated by reference to Registration Statement on Form S-8 (File No. 33-33427).
                         (d)  Amendment to the Marsh Supermarkets, Inc. 1987 Stock Option Plan - Incorporated by reference by Proxy
                              Statement, dated March 22, 1991, for a special meeting of shareholders held May 1, 1991.
                         (e)  Amended and Restated Employment and Severance Agreements dated December 3, 1992 - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-56738).
                         (f)  Severance Agreements, dated December 31, 1991 - Incorporated by reference to Registration Statement on
                              Form S-2 (File No. 33-56738).
                         (g)  Marsh Supermarkets, Inc. 1980 Marsh Stock Plan - Incorporated by reference to Registration Statement on Form S-8 (File No. 2-74859).
                         (h)  Amendment to the Marsh Supermarkets, Inc. 1980 Marsh Stock Plan - Incorporated by reference to Proxy
                              Statement, dated March 22, 1991, for a special meeting of shareholders held May 1, 1991.
                         (i)  Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries - Incorporated by
                              reference to Registration Statement on Form S-2 (File No. 33-17730).
                         (j)  Indemnification agreements - Incorporated by reference to Form 10-Q for the quarter ended January 6,
                              1990.
                         (k)  Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy
                              Statement, dated March 22, 1991, for a special meeting of shareholders held May 1, 1991.
                         (l)  Marsh Supermarkets, Inc. Executive Life Insurance Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
                         (m)  Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
                         (n)  Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors - Incorporated by reference to
                              Proxy Statement, dated June 25, 1992, for the annual meeting of shareholders held August 4, 1992.

             Exhibit 11  Statement re:  Computation of Per Share Earnings

             Exhibit 13  Annual Report to Shareholders (only portions specifically incorporated by reference are included herein)

             Exhibit 21  Subsidiaries of the Registrant

             Exhibit 23  Consent of Independent Auditors

  (b)    Reports on Form 8-K:
         There were no reports on Form 8-K filed by the Registrant during the fourth quarter of its fiscal year ended April 2, 1994.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-74859 (filed December 2, 1981), 33-33427 (filed February 12, 1990),
33-43817 (filed November 7, 1991), 33-56630 (filed December 31, 1992), 33-56624
(filed December 31, 1992) and 33-56626 (filed December 31, 1992).

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MARSH SUPERMARKETS, INC.


June 24, 1994                            By:       /s/ Don E. Marsh
                                             ---------------------------
                                             Don E. Marsh, President and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 24, 1994                                   /s/ Don E. Marsh
                                         -------------------------------------
                                         Don E. Marsh, President, Chief
                                         Executive Officer and Director

June 24, 1994                                   /s/ Douglas W. Dougherty
                                         -------------------------------------
                                         Douglas W. Dougherty,
                                         Chief Financial Officer

June 24, 1994                                   /s/ Michael D. Castleberry
                                         -------------------------------------
                                         Michael D. Castleberry,
                                         Director-Corporate Accounting

June 24, 1994                                   /s/ C. Alan Marsh
                                         -------------------------------------
                                         C. Alan Marsh, Senior Vice President
                                         Corporate Development and Director

June 24, 1994                                   /s/ Garnet R. Marsh
                                         -------------------------------------
                                         Garnet R. Marsh, Director

June 24, 1994                                   /s/ William L. Marsh
                                         -------------------------------------
                                         William L. Marsh, Vice President -
                                         General Manager, Property
                                         Management and Director

June 24, 1994                                   /s/ Jack E. Buckles
                                         -------------------------------------
                                         Jack E. Buckles, Director

June 24, 1994                                   /s/ Charles R. Clark
                                         -------------------------------------
                                         Charles R. Clark, Director

June 24, 1994                                   /s/ Stephen M. Huse
                                         -------------------------------------
                                         Stephen M. Huse, Director

June 24, 1994                                   /s/ James K. Risk, III
                                         -------------------------------------
                                         James K. Risk, III, Director

June 24, 1994                                   /s/ K. Clay Smith
                                         -------------------------------------
                                         K. Clay Smith, Director

                   MARSH SUPERMARKETS, INC., AND SUBSIDIARIES

    Schedule II - Amounts Receivable from Related Parties and Underwriters,
              Promoters, and Employees Other than Related Parties
                           (in thousands of dollars)

                                                    Balance                     Deductions             Balance
                                                                           ---------------------
                                                   Beginning               Amounts     Amounts      End of Period
                                                                                                  -----------------
Name of Debtor                                     of Period   Additions  Collected  Written off  Current   Not Current
- - --------------                                     ---------   ---------  ---------  -----------  ---------------------
YEAR ENDED MARCH 28, 1992
Fishers Station
  Development Company                                $   -       $ 268      $ 117                  $ 151
                                                     =====       =====      =====                  =====

YEAR ENDED MARCH 27, 1993
Fishers Station
  Development Company                                $ 151       $ 882      $ 414                  $ 619
                                                     =====       =====      =====                  =====

YEAR ENDED April 2, 1994
Fishers Station
  Development Company                                $ 619       $ 572      $ 689                  $ 502
Don E. Marsh
  Chairman, President, and CEO                           -         224          -                    224
                                                     -----       -----      -----                  -----
      Total                                          $ 619       $ 796      $ 689                  $ 726
                                                     =====       =====      =====                  =====


Amounts due from Fishers Station Development Company represent working capital advances, due on demand, to a 25%-owned partnership.

Amount due from Don E. Marsh is a note receivable bearing interest at 6% per annum, and payable in full on May 28, 1995. The note is collateralized by shares of Marsh common stock.

                   MARSH SUPERMARKETS, INC. AND SUBSIDIARIES

                   Schedule V - Property, Plant and Equipment
                           (in thousands of dollars)

                                                Balance                                      Other
                                               Beginning      Additions                     Changes          Balance
                                               of Period       at Cost    Retirements     Add (Deduct)    End of Period
                                               ---------       -------    -----------     ------------    -------------

Year Ended March 28, 1992:
   Land                                         $ 21,842      $  3,129        $(   47)        $   703  (B)     $ 25,627
   Buildings                                      51,232        26,828 (D)     (  110)          1,237            79,187
   Fixtures & Equipment                           83,597        14,440         (3,864)            681            94,854
   Leasehold Improvements                         42,884         3,532         (  135)              -            46,281
   Construction in Progress                       19,676       (14,568)             -          (  418)            4,690
                                                --------      --------        -------         -------          --------
                                                $219,231      $ 33,361        $(4,156)        $ 2,203          $250,639
                                                ========      ========        =======         =======          ========
   Capitalized Lease Property                   $ 30,343      $      -        $(1,433)        $     2          $ 28,912
                                                ========      ========        =======         =======          ========

Year Ended March 27, 1993:
   Land                                         $ 25,627      $    210        $(    2)       $  7,796  (B)     $ 33,631
   Buildings                                      79,187         9,151              -          (2,768) (C)       85,570
   Fixtures & Equipment                           94,854         8,120         (1,700)         (8,662) (C)       92,612
   Leasehold Improvements                         46,281         1,590         (  393)         (1,741) (C)       45,737
   Construction in Progress                        4,690         2,893              -          (  270)            7,313
                                                --------      --------        -------        --------          --------
                                                $250,639      $ 21,964        $(2,095)       $ (5,645)         $264,863
                                                ========      ========        =======        ========          ========
   Capitalized Lease Property                   $ 28,912      $      -        $     -        $ (6,155) (C)     $ 22,757
                                                ========      ========        =======        ========          ========

Year Ended April 2, 1994:
   Land                                         $ 33,631      $    970        $(   16)       $  3,646  (B)     $ 38,231
   Buildings                                      85,570        24,948         (   51)          2,325  (E)      112,792
   Fixtures & Equipment                           92,612        14,090         (1,242)         (5,173) (C)      100,287
   Leasehold Improvements                         45,737         1,308         (   72)         (1,036) (C)       45,937
   Construction in Progress                        7,313       ( 5,019)             -               1             2,295
                                                --------      --------        -------        --------          --------
                                                $264,863      $ 36,297        $(1,381)       $(   237)          299,542
                                                ========      ========        =======        ========          ========
   Capitalized Lease Property                   $ 22,757      $      -        $(   87)       $( 4,320) (E)     $ 18,350
                                                ========      ========        =======        ========          ========

(A) The rates used in providing for depreciation of property and equipment and the amortization of capital lease assets are as follows:

         Buildings                                 2.5% to 3%
         Fixtures and Equipment                    8.3% to 33.3%
         Transportation Equipment                  12.5% to 33.3%
         Leasehold Improvements                    2.125% to 16.67% or lease term if shorter
         Capitalized Lease Property                Term of lease or in accordance with above rates where lease transfers ownership to Registrant at the end of the lease term.

(B)      Transfer from land held for expansion.

(C)      Principally elimination of fully-amortized costs.

(D) Includes approximately $12 million transferred from construction in progress and approximately $5 million of new expenditures relating to new corporate headquarters.

(E) Includes approximately $2.3 million transferred from capitalized lease property, where ownership of two stores transferred to the Company at the expiration of the lease term.

                   MARSH SUPERMARKETS, INC. AND SUBSIDIARIES

            Schedule VI - Accumulated Depreciation and Amortization
                       of Property, Plant and Equipment
                           (in thousands of dollars)

                                                     Balance                                                     Balance
                                                    Beginning      Additions                   Other Changes      End of
                                                    of Period       at Cost     Retirements     Add (Deduct)      Period
                                                    ---------       -------     -----------     ------------      ------
Year Ended March 28, 1992:
   Buildings                                          $10,539       $ 2,693         $(   33)       $    508      $13,707
   Fixtures & Equipment                                35,689         8,423          (2,253)              7       41,866
   Leasehold Improvements                              14,823         3,311          (   20)              -       18,114
                                                      -------       -------         -------        --------      -------
                                                      $61,051       $14,427         $(2,306)       $    515      $73,687
                                                      =======       =======         =======        ========      =======
   Capitalized Lease Property                         $16,752       $ 1,575         $(1,022)       $     13      $17,318
                                                      =======       =======         =======        ========      =======

Year Ended March 27, 1993:
   Buildings                                          $13,707       $ 2,993         $     -        $ (2,861)     $13,839
   Fixtures & Equipment                                41,866         9,014          (1,006)         (8,643)      41,231
   Leasehold Improvements                              18,114         3,388          (  242)         (1,646)      19,614
                                                      -------       -------         -------        --------      -------
                                                      $73,687       $15,395         $(1,248)       $(13,150)     $74,684
                                                      =======       =======         =======        ========      =======
   Capitalized Lease Property                         $17,318       $ 1,106         $     -        $ (6,090)     $12,334
                                                      =======       =======         =======        ========      =======

Year Ended April 2, 1994:
   Buildings                                          $13,839       $ 3,586         $(   43)       $    910      $18,292
   Fixtures & Equipment                                41,231        10,191          (1,127)        ( 5,222)      45,073
   Leasehold Improvements                              19,614         3,391          (   30)        ( 1,036)      21,939
                                                      -------       -------         -------        --------      -------
                                                      $74,684       $17,168         $(1,200)       $( 5,348)     $85,304
                                                      =======       =======         =======        ========      =======
   Capitalized Lease Property                         $12,334       $ 1,037         $(   87)       $( 2,373)     $10,911
                                                      =======       =======         =======        ========      =======

                   MARSH SUPERMARKETS, INC. AND SUBSIDIARIES

                      Schedule IX - Short-term Borrowings
                           (in thousands of dollars)

                                                                                                  Weighted
                                                                                  Maximum         Average          Weighted
                                                                  Weighted         Amount          Amount           Average
                                                  Balance          Average       Outstanding     Outstanding      Interest Rate
                                                   End of         Interest       During the      During the        During the
                                                   Period           Rate           Period          Period (B)      Period (C)
                                                   ------           ----           ------        -----------       ----------

Year Ended March 28, 1992
   Notes payable to banks  (A)                            -           -          $8,500          $1,626                5.3%

Year Ended March 27, 1993
   Notes payable to banks  (A)                            -           -          $7,200          $  776                3.7%

Year Ended April 2, 1994
   Notes payable to banks  (A)                   $4,000               -          $5,000          $  190                3.4%


Note A - Represent borrowings under line of credit borrowing arrangements which have no termination date, but are reviewed annually for renewal.

Note B - The average amount outstanding represents the weighte average balances outstanding.

Note C - The weighted average interest rate during the period was calculated by dividing total interest on short-term debt by the average amount outstanding.

                   MARSH SUPERMARKETS, INC. AND SUBSIDIARIES

            Schedule X - Supplementary Income Statement Information
                           (in thousands of dollars)


           Item                                              Charged to Costs and Expenses
- - --------------------------                             --------------------------------------------
                                                                        Year Ended
                                                       --------------------------------------------
                                                        April 2,        March 27,        March 28,
                                                         1994             1993             1992
                                                         ----             ----             ----
Advertising costs                                      $13,033           $   -             $   -


Note: Amounts for maintenance and repairs, amortization of intangible assets, taxes other than payroll and income taxes, and royalties are not presented as such amounts are less than 1% of consolidated sales and revenues.

           Advertising costs are not presented for years ended March 27, 1993 and March 28, 1992, as they were less than 1% of consolidated sales and other revenues.

                                        Exhibit Index                                                                    Page No.
                                        -------------                                                                    --------
Exhibit 3  (a) - Restated Articles of Incorporation, as amended as of May 15, 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (b) - By-laws as amended as of August 7, 1990 -Incorporated by reference to Form 10-Q for the quarter ended January 5,
                 1991.

Exhibit 4  (a) - Articles V, VI and VII of the Company's Restated Articles of Incorporation, as amended as of May 15, 1991 -
                 Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (b) - Articles I and IV of the Company's By-laws, as amended as of August 7, 1990 - Incorporated by reference to Form 10-
                 Q for the quarter ended January 5, 1991.
           (c) - Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the
                 Securities and Exchange Commission upon its request - Incorporated by reference to Form 10-K for the year ended
                 March 27, 1987.
           (d) - Note Agreement, dated as of May 1, 1988, for $25,000,000 9.48% Senior Notes due June 30, 2003 - Incorporated by
                 reference to Form 10-Q for the quarter ended June 25, 1988.
           (e) - Rights Agreement, dated as of August 1, 1989, between Marsh Supermarkets, Inc. and National City Bank, as successor to Merchants National Bank and Trust Company of Indianapolis - Incorporated by reference to Form 10-Q for the quarter ended October 14, 1989.
           (f) - Amendment No. 1, dated as of May 1, 1991, to Rights Agreement, dated as of August 1, 1989 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (g) - Note Agreement dated as of October 15, 1992 for $35 million 8.54% Senior Notes, Series A, due December 31, 2007 and
                 $15 million 8.13% Senior Notes, Series B, due December 31, 2004 - Incorporated by reference to Registration
                 Statement on Form S-2 (File No. 33-56738).
           (h) - Indenture dated as of February 15, 1993 between Marsh Supermarkets, Inc. and Society National Bank, as Trustee,
                 including form of Indenture - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-56738).

Exhibit 10-(a) - Agreements between Ruan Leasing Company and Marsh Supermarkets, Inc., dated September 18, 1987 - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).
           (b) - Lease Agreements relating to warehouse located at 333 South Franklin Road, Indianapolis, Indiana - Incorporated by
                 reference to Registration Statement on Form S-2 (File No. 33-17730).
                 Management Contracts and Compensatory Plans
           (c) - Marsh Supermarkets, Inc. 1987 Stock Option Plan - Incorporated by reference to Registration Statement on Form S-8
                 (File No. 33-33427).
           (d) - Amendment to the Marsh Supermarkets, Inc. 1987 Stock Option Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a special meeting of shareholders held May 1, 1991.
           (e) - Amended and Restated Employment and Severance Agreements, dated December 3, 1992 - Incorporated by reference to
                 Registration Statement on Form S-2 (File No. 33-56738).
           (f) - Severance Agreements, dated December 31, 1991 - Incorporated by reference to Registration Statement on Form S-2
                 (File No. 33-56738).
           (g) - Marsh Supermarkets, Inc. 1980 Marsh Stock Plan - Incorporated by reference to Registration Statement on Form S-8
                 (File No. 2-74859).
           (h) - Amendment to the Marsh Supermarkets, Inc. 1980 Marsh Stock Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a special meeting of shareholders held May 1, 1991.
           (i) - Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).
           (j) - Indemnification agreements - Incorporated by reference to Form 10-Q for the quarter ended January 6,
                 1990.
           (k) - Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy
                 Statement, dated March 22, 1991, for a special meeting of shareholders held May 1, 1991.
           (l) - Marsh Supermarkets, Inc. Executive Life Insurance Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (m) - Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (n) - Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors - Incorporated by reference in
                 Proxy Statement, dated June 25, 1992, for the annual meeting of shareholders held August 4, 1992.

                                            Exhibit Index                                                                  Page No.
                                            -------------                                                                  ---------
Exhibit 11 -     Statement re:  Computation of Per Share Earnings                                                             23

Exhibit 13 -     Annual Report to Shareholders (only portions specifically incorporated by reference are
                 included herein)                                                                                             24

Exhibit 21 -     Subsidiaries of the Registrant                                                                               53

Exhibit 23 -     Consent of Independent Auditors                                                                              54