Form 10-Q
period 1994-06-25
MARSH SUPERMARKETS INC
filed 1994-08-09
CIK 62737

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 25, 1994

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

                                    (317) 594-2100
                 (Registrant's telephone number, including area code)



               Registrant (1) has filed all reports required to be filed by
          Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for at least the past 90 days.

            Number of shares outstanding of each of the issuer's classes of common stock as of June 1, 1994:

                    Class A Common Stock -            3,932,598 shares
                    Class B Common Stock -            4,509,404 shares
                                                      ---------
                                                      8,442,002 shares
                                                      =========

                            PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

                               MARSH SUPERMARKETS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share amounts)
                                     (Unaudited)
                                                    12 Weeks Ended
                                                ----------------------
                                                 June 25,      June 19,
                                                   1994        1993

                                                 ---------    ---------

           Sales and other revenues               $302,489     $284,767

           Costs and expenses:
           Cost of merchandise sold,
              including warehousing and
              transportation                       229,892      215,524

           Selling, general and
           administrative                           61,390       57,561

           Depreciation and amortization             4,265        3,808
                                                     -----        -----
           Operating profit                          6,942        7,874

           Interest and debt expense
             amortization                            3,144        2,946
                                                     -----        -----
           Income before cumulative effect
              of changes in accounting
              principles                             3,798        4,928

           Income taxes                              1,418        1,823
                                                     -----        -----
           Income before cumulative
              effect of changes in accounting
              principles                             2,380        3,105

           Cumulative effect of changes in
               accounting principles (net of
               tax benefits) Note B
                                                         -        1,941
                                                      -----       -----
           Net income                            $   2,380     $  5,046
                                                 ==========    =========

           Earnings per share

           Per primary share outstanding:
              Before cumulative effect of
                accounting changes                 $   .28      $   .37

              Cumulative effect of
                accounting changes                      -           .23

              Net income                           $   .28      $   .60
                                                   -------      -------
           Assuming full dilution:
              Before cumulative effect of
                accounting changes                 $   .27      $   .34

              Cumulative effect of
                accounting changes                       -          .20
                                                   --------     -------
              Net income                           $   .27      $   .54
                                                   ========     ========

           Dividends per share                     $   .11      $   .11
                                                   ========     ========


                          See notes to condensed consolidated financial statements.


                                                          MARSH SUPERMARKETS, INC.
                                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                               (In thousands)


                                                                 June 25, 1994     April 2, 1994    June 19, 1993
                                                                 -------------     -------------    -------------
                                                                 (Unaudited)       (Note)           (Unaudited)
           Assets
           Current Assets:

             Cash and equivalents                                   $  24,543        $  24,112       $  38,035

             Accounts receivable                                       18,124           16,247          16,893
             Inventories, less LIFO reserve; June 25, 1994 -
                $18,732;  April 2, 1994 - $18,780;
                June 19, 1993 - $20,258                                82,403           87,806          74,803


             Prepaid expenses                                           3,912            5,261           4,598
             Deferred income taxes                                      2,437            2,399           1,503
                                                                     --------        ---------       ---------
                  Total current assets                                131,419          135,825         135,832

           Property and equipment, less  allowances
              for depreciation                                        213,418          214,238         197,321

           Capitalized lease property, less amortization                7,245            7,439          10,183

           Other assets                                                16,631           17,847          15,469
                                                                     --------         --------      ----------
                  Total Assets                                       $368,713         $375,349        $358,805
                                                                     ========         ========        ========


           Liabilities and Shareholders' Equity
           Current Liabilities:

             Notes payable to bank                              $            -      $    4,000     $      -
             Accounts payable                                          48,267           50,370          38,228

             Accrued liabilities                                       34,665           35,759          30,752






             Current maturities of long-term liabilities                7,278            7,246           4,486
                                                                 ------------        ---------     -----------
                   Total current liabilities                           90,210           97,375          73,466


           Long-Term Liabilities:

             Long-term debt                                           138,132          138,484         146,033
             Capital lease obligations                                 10,031           10,334          11,240
                                                                 ------------        ----------    -----------
                   Total long-term liabilities                        148,163          148,818         157,273


           Deferred Items:

             Income taxes                                              12,653           12,583          13,556
             Other                                                      6,443            6,779           7,675
                                                                 ------------        ---------     -----------
                   Total deferred items                                19,096           19,362          21,231


           Shareholders' Equity:

             Common stock                                              24,013           24,013          24,029
             Retained Earnings                                         93,654           92,204          89,565

             Cost of Common Stock in Treasury                        (  6,070)        (  6,070)       (  6,070)
             Notes receivable - stock options                        (    353)        (    353)       (    337)

             Deferred cost - employee stock plan                             -                -       (    352)
                                                                  ------------       ----------     -----------
                    Total shareholders' equity                       111,244           109,794         106,835
                                                                  ------------        ----------     ----------
             Total Liabilities and Shareholders' Equity               $368,713        $375,349        $358,805
                                                                      ========        ========        ========

          Note:     The balance sheet at April 2, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.


                                                          MARSH SUPERMARKETS, INC.
                                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (In thousands)
                                                                 (Unaudited)
                                                           12 Weeks Ended
                                                           ----------------
                                                       June 25,      June 19,
                                                       1994          1993
                                                       --------      --------

           Operating activities

           Net income                                   $ 2,380        $ 5,046

           Adjustments to reconcile net income to
           Net cash provided by operating activities:

             Depreciation and amortization                4,265          3,808
             Amortization of other assets                 1,502          1,303

             Changes in operating assets and
             liabilities                                  1,433        (   876)

             Other operating activities                 (   282)           361
             Cumulative effect of accounting changes          -        ( 1,941)
                                                       --------       --------
           Net cash provided by operating activities      9,298          7,701


           Investing activities

           Net acquisition of property, equipment,
             and land for expansion                    ( 2,304)       (11,024)
           Other investing activities                  (   912)       ( 1,460)
                                                       --------       --------
           Net cash used for investing activities      ( 3,216)       (12,484)



           Financing activities

           Decrease in short-term borrowings           ( 4,000)               -

           Proceeds of long-term borrowings                   -         2,500
           Repayments of long-term debt and capital
           lease obligations                           (   722)       (   714)

           Proceeds of public stock offering                  -           854

           Cash dividends paid                         (   929)       (   921)
           Other financing activities                         -           570
                                                       --------       --------
           Net cash provided by (used for) financing
             activities                                ( 5,651)         2,289

           Net increase (decrease) in cash and
             equivalents                                   431       ( 2,494)

           Cash and equivalents at beginning of
             period                                     24,112         40,529
                                                       -------        -------
           Cash and equivalents at end of period       $24,543        $38,035
                                                       =======        =======

                     See notes to condensed consolidated financial statements

                               MARSH SUPERMARKETS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (In thousands except per share amounts or as otherwise noted)
                                     (Unaudited)

          June 25, 1994

          Note A - Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. This report should be read in conjunction with the Company's Consolidated Financial Statements for the year ended April 2, 1994.

          The condensed consolidated financial statements for the 12 week periods ended June 25, 1994 and June 19, 1993 were not audited by independent auditors. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a condensed basis, the financial position, results of operations, and cash flows for the periods presented.

          Certain items were reclassified for the 12 weeks ended June 19, 1993 to conform with the basis of presentation used for the 12 weeks ended June 25, 1994. Since the Company has issued convertible debentures, earnings per share are reported on both a "primary shares" and "fully diluted shares" basis. Refer to the attached Exhibit 11, "Computation of Earnings per Share".

          Operating results for the 12 weeks ended June 25, 1994 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 1995.

          Note B - Accounting Changes

          Effective  March  28, 1993,  the  Company  adopted Statements  of
          Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes". The cumulative effect of these changes which were included in the financial statements for the twelve weeks ended June 19, 1993, was as follows:


                                                   Income/
                                                 (Expense)
                                                 ----------
               FASB Statement No. 106            $ (2,700)
               Tax effect                           1,005
                                                 ----------
                                                   (1,695)
               FASB Statement No. 109               3,636

               Cumulative effect of
               accounting changes                 $ 1,941
                                                  ===========

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


          Results of Operations

          Results of operations for interim periods are not indicative of results for a full year and do not necessarily reflect the results that may be expected for the full fiscal year ending April 1, 1995.

          The  following  table   sets  forth   certain  income   statement
          components,  expressed  as  a   percentage  of  sales  and  other
          revenues, and the percentage change in such components.

                                                                           First Quarter

                                                               Percent of Revenues
                                                               -------------------               Percent
                                                                1995             1994            Change
                                                                ----             ----            ------
           Sales and other revenues                             100.0%           100.0%              6.2%

           Gross Profit                                          24.0%            24.3%              4.8%
           Selling, general and administrative expenses          20.3%            20.2%              6.7%

           Depreciation and amortization                          1.4%             1.3%             12.0%

           Operating profit                                       2.3%             2.8%            (11.8%)
           Interest and debt expense amortization                 1.0%             1.0%              6.7%

           Income taxes                                            .5%              .7%            (22.2%)
           Income before accounting changes                        .8%             1.1%            (23.3%)

           Accounting changes                                       -               .7%              N/M

           Net income                                              .8%             1.8%            (52.8%)

          Sales and Other Revenues

          Consolidated sales and other revenues increased by $17.7 million, or 6.2%, to $302.5 million in the first quarter of fiscal year 1995, compared to the first quarter of fiscal year 1994.
          Approximately $15.6 million of the increase was attributable to supermarket and convenience store retail sales, $1.0 million from wholesale sales to non-related parties by Convenience Store Distributing Company operations (CSDC), and $.7 million from the Company's newest division, ALLtimate Catering. Retail sales (excluding fuel sales) increased 6.5%. The increased retail sales are primarily attributable to stores opened in the last twelve months. Additionally, sales in like-stores (open all weeks of comparable quarters) improved 0.4%. Low rates of food price inflation and competitive activity in the Indianapolis market continued to restrain like store sales growth. The increase at CSDC resulted from a 1.6% increase in the number of unaffiliated stores serviced, as well as volume increases from current customers.

          Gross Profit

          Gross profit is net of warehousing, transportation, and promotional expenses. Gross profit increased $3.4 million from the comparable quarter of the prior year. As a percentage of revenues, gross profit declined 0.3%. The decrease was primarily attributable to lower margins in the supermarket division, which were partially offset by gross margin improvements in the Village Pantry division. CSDC gross profit, as a percentage of revenue, had little impact on the change in margins. The Company attributes the lower margins in the supermarket division to competitive responses to the entry of a new retailer in the Indianapolis market and to the introduction of a new frequent shopper program. The impact of these developments was partially offset by increased emphasis on perishable departments and an improved merchandising mix in the new and recently enlarged stores.

          Selling, General and Administrative Expenses

          Selling,  general  and  administrative  expenses  increased  $3.8 million, or 0.1% as a percentage of revenues, from the first quarter of fiscal year 1994. Savings from the corporate overhead cost reduction program of $.8 million were offset by $.5 million in increased advertising, $1.6 million in increased supermarket division wages and related fringe benefits, and $1.3 million in other supermarket division retail expenses. The supermarket division expense increases were primarily attributable to higher costs associated with stores opened in the last twelve months. Wage expense in like-stores decreased 0.6% from the first quarter of fiscal year 1994. As the new stores mature, the Company expects selling, general and administrative expense to decrease, as a percentage of revenues.

          Depreciation and Amortization Expense

          Depreciation and amortization expense, expressed as a percentage of revenues, was 1.4%, an increase from 1.3% in the same quarter of fiscal year 1994. The increase of $.5 million was attributable to stores opened in the last twelve months.

          Operating Profit

          Operating profit, defined as earnings from continuing operations before interest and taxes, was $6.9 million for the first quarter of fiscal year 1995. This was down from $7.9 million in the first quarter of fiscal year 1994. The decrease was primarily due to lower gross profit margins and higher selling, general and administrative expenses.

          Interest Expense

          Interest expense increased 6.7% as a percentage of revenues, or $.2 million, in the first quarter of fiscal year 1995, compared to the first quarter of fiscal year 1994. The increase was primarily attributable to a reduction in capitalized construction period interest. In the first quarter of fiscal year 1994, an expanded construction program was in place, which resulted in an increased level of interest capitalization. In fiscal year 1995, the Company's construction program will be more consistent with historical levels. For purposes of comparing the first quarter of fiscal year 1995 to the first quarter of fiscal year 1994, the Company's average interest rate was unchanged at 8.8%.

          Income Taxes

          The effective rate for income taxes was 37.3% in the first quarter of fiscal year 1995, compared to 37.0% in the same quarter of fiscal year 1994. The effective rate increase was due primarily to an increased statutory federal tax rate which first impacted the Company in the second quarter of fiscal year 1994.

          Cumulative Effect of Changes in Accounting Principles

          Income before the cumulative effect of accounting changes was $2.4 million, or 0.8% of revenues, for the first quarter of fiscal year 1994, compared to $3.1 million, or 1.1% of revenues, for the comparable period of the prior year. The decrease was primarily due to lower gross profit margins and higher selling, general and administrative expenses discussed previously.

          In the first quarter of fiscal year 1994, the Company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes". The cumulative effects of these changes increased net income $1.9 million and are included in the financial statements for the twelve weeks ended June 19, 1993.

          Net Income

          Net Income for the first quarter of fiscal year 1995 was $2.4 million, or 0.8% percent of revenues, compared to $5.0 million, or 1.8% of revenues, for the first quarter of fiscal year 1994. Net income for fiscal year 1994 includes the previously discussed cumulative effect (net of income tax benefits) of adopting FASB No. 106 and FASB No. 109.

          Liquidity and Capital Resources

          The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases. In the third and fourth quarters of fiscal year 1993, the Company raised approximately $76 million through a private placement of long-term fixed rate debt and a public offering of convertible subordinated debentures and Class B Common Stock. Most of these funds have been used for store expansion over the past 18 months.

          During the first quarter of fiscal year 1995, no new stores were opened, and one Village Pantry convenience store was closed.

          The following stores are currently under construction:

                     Store Type     Category       Square
                                                   Feet      Location
                     ----------     --------       ------    --------

                     Superstore     New              81,000  Fishers, IN
                     Supermarket    Replacement      62,000  Muncie, IN

                     Convenience    New               4,525  Plainfield, IN

                     Convenience    Replacement       5,040  Indianapolis, IN
                     Convenience    New               4,525  Indianapolis, IN

                     Convenience    New               4,465  Brownsburg, IN


          The Company is also pursuing the following projects; (i) a 4,465 square foot convenience store site in Kokomo, Indiana, and (ii) a 32,500 square foot LoBill in Lebanon, Indiana.

          The completion of the 198,520 square feet of retail space from the above projects, net of 26,400 square feet from closed stores, will add approximately 5% to the Company's retail square footage. The Company is also pursuing the acquisition of several additional sites for future development. The estimated cost of these projects, plus routine capital expenditures for fiscal year 1995, approximates $35 million. Of this amount, equipment leasing will fund $8 to $10 million, the replacement supermarket will be leased, and the Company believes it can finance the balance with current cash balances and internally generated funds.

          The Company's plans with respect to store construction, expansion and remodeling may be revised in light of changing conditions, such as competitive influences, the ability to negotiate successfully site acquisitions or leases, zoning limitations, and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible the projects described above may not commence, others may be added, and a portion of the planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year.

          Since June 19, 1993, the Company's inventories have increased $7.6 million. Major components of the increase are: (i) $4.6 million at new and larger replacement retail stores, and (ii) $3.0 million at the distribution centers in order to service the larger and new retail units. The increase was financed through increased trade accounts payable.

          The Company's revolving credit agreements provide for borrowings of up to $45 million, none of which was utilized at June 25, 1994. Additionally, the Company has commitments from various banks for short-term borrowings of up to $15 million at rates equal to, or below, prime rates of the committed banks.

          Of the total long-term debt and capital lease obligations outstanding at June 25, 1994, fixed rate obligations comprised 97% at an average interest rate of 8.9%. The remaining 3% bear interest at fluctuating rates averaging 4.7%.

          The Company historically has financed expansion through long-term debt placements and lease financings, including capital and operating leases. It anticipates continued access to such financing sources. The Company's senior note agreements preclude additional long-term borrowings if total long-term liabilities, including capital lease obligations, would exceed 60% of consolidated net tangible assets. Under the most restrictive covenant in these agreements, the Company may incur approximately $23 million of additional long-term borrowings.

                             PART II - OTHER INFORMATION


          Item 1.  Legal Procedings

               Not Applicable.

          Item 2.  Changes in Securities

               Not Applicable.

          Item 3.  Defaults upon Senior Securities

               Not Applicable.

          Item 4.  Submission of Matters to a Vote of Security Holders

               Not Applicable.

          Item 5.  Other Information

               Not Applicable.

          Item 6.  Exhibits and Reports on Form 8-K

               (a)  The following exhibits are included herein:

                    Exhibit 10 - Amended and Restated 1991 Employee Stock
                                 Incentive Plan.

                    Exhibit 11 - Statement Re:  Computation of Per Share
                                 Earnings

               (b)  Reports on Form 8-K

                    No reports on Form 8-K have been filed during the quarter for which this report is filed.







                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MARSH SUPERMARKETS, INC.



          August 2, 1994                By: /s/ Douglas W. Dougherty
                                            _________________________
                                            Douglas W. Dougherty
                                            Chief Financial Officer





          August 2, 1994                By:/s/ Michael D. Castleberry
                                           __________________________
                                           Michael D. Castleberry
                                           Chief Accounting Officer and
                                           Director of Corporate Accounting