Form 10-Q
period 1994-10-15
MARSH SUPERMARKETS INC
filed 1994-11-28
CIK 62737

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 15, 1994

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


     Number of shares outstanding of each of the issuer's classes of common stock as of October 15, 1994:

                    Class A Common Stock  - 3,900,298 shares
                    Class B Common Stock  - 4,505,804 shares
                                            ----------------
                                            8,406,102 shares
                                            ================

    PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

                                                          MARSH SUPERMARKETS, INC.
                                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (In thousands except per share amounts)
                                                                 (Unaudited)
                                           16 Weeks Ended       28 Weeks Ended

                                       October 15,       October 9,       October 15,         October 9,
                                          1994             1993              1994               1993
                                       -----------       ----------       -----------        -----------
  Sales and other revenues              $396,933          $375,189         $699,422           $659,956

  Costs and expenses:
     Cost of merchandise sold,
        including warehousing
        and transportation               301,569           283,285          531,461            498,809
     Selling, general and
        administrative                    81,859            79,106          143,249            136,667
     Depreciation and
        amortization                       5,597             5,267            9,862              9,075
                                        ---------         ---------        ----------        -----------
     Operating profit                      7,908             7,531           14,850             15,405
     Interest and debt expense
        amortization                       4,023             4,016            7,167              6,962
                                        ---------         ---------        ----------        -----------
     Income before income taxes
        and cumulative effect of
        changes in accounting
        principles                         3,885             3,515            7,683              8,443
     Income taxes                          1,499             1,382            2,917              3,205
                                        ---------         ---------        ---------         ----------
     Income before cumulative
        effect of changes in
        accounting principles              2,386             2,133            4,766              5,238
     Cumulative effect of changes
        in accounting principles
        (net of tax benefits)
        Note B                                 -                 -                -              1,941
                                       ----------        ----------       ----------         ----------
     Net income                        $   2,386         $   2,133        $   4,766          $   7,179
                                       ==========        ==========       ==========         ==========

     EARNINGS PER SHARE

     Per primary share outstanding:
        Before cumulative effect of
          accounting changes             $   .28           $   .25           $  .56             $  .62
        Cumulative effect of
          accounting changes                   -                 -                -                .23
                                         --------          --------          -------            -------
        Net income                       $   .28           $   .25           $  .56             $  .85
                                         =======           =======           ======             ======

     Assuming full dilution:
        Before cumulative effect of
          accounting changes             $   .27           $   .25           $  .54             $  .59
        Cumulative effect of
          accounting changes                   -                 -                -                .20
                                         --------          --------          -------            -------
        Net income                       $   .27           $   .25           $  .54             $  .79
                                         =======           =======           ======             ======

     Dividends per share                 $   .11           $   .11           $  .22             $  .22
                                         =======           =======           ======             ======

                                          See notes to condensed consolidated financial statements.

                                                          MARSH SUPERMARKETS, INC.
                                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                               (In thousands)
                                                                 October 15,         April 2,         October 9,
                                                                    1994               1994             1993
                                                                 (Unaudited)          (Note)         (Unaudited)
                                                                 -----------       -----------       -----------
   ASSETS

     Current assets:
       Cash and equivalents                                       $  20,470         $  24,112         $  29,324
       Accounts receivable                                           17,899            16,247            14,719
       Inventories, less LIFO reserve; October 15, 1994 -
          $18,942;  April 2, 1994 - $18,780; October 9,
          1993 - $19,748                                             88,150            87,806            82,858
       Prepaid expenses                                               3,783             5,261             3,842
       Deferred income taxes                                          2,488             2,399             2,240
                                                                  ----------        ----------        ----------
            Total current assets                                    132,790           135,825           132,983

     Property and equipment, less  allowances
        for depreciation                                            215,336           214,238           211,174
     Capitalized lease property, less amortization                    6,986             7,439             9,861
     Other assets                                                    17,053            17,847            17,326
                                                                  ----------        ----------        ----------
            Total Assets                                           $372,165          $375,349          $371,344
                                                                   ========          ========          ========

   LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Notes payable to bank                                      $   1,500             4,000                 -
       Accounts payable                                              50,011            50,370            49,195
       Accrued liabilities                                           37,098            35,759            36,312
       Current maturities of long-term liabilities                    7,350             7,246             7,014
                                                                  ----------        ----------        ----------
             Total current liabilities                               95,959            97,375            92,521

     Long-term liabilities:
       Long-term debt                                               134,937           138,484           140,886
       Capital lease obligations                                      9,710            10,334            11,003
                                                                  ----------        ----------        ----------
             Total long-term liabilities                            144,647           148,818           151,889

    Deferred items:
       Income taxes                                                  12,752            12,583            12,030
       Other                                                          6,519             6,779             6,732
                                                                  ----------        ----------        ----------
             Total deferred items                                    19,271            19,362            18,762

    Shareholders' Equity:
       Common stock                                                  24,013            24,013            24,029
       Retained earnings                                             95,116            92,204            90,774
       Cost of common stock in treasury                           (   6,477)        (   6,070)        (   6,071)
       Notes receivable - stock options                           (     364)        (     353)        (     336)
       Deferred cost - employee stock plan                                -                 -         (     224)
                                                                  ----------        ----------        ----------
           Total shareholders' equity                               112,288           109,794           108,172
                                                                  ----------        ----------        ----------
     Total Liabilities and Shareholders' Equity                    $372,165          $375,349          $371,344
                                                                   ========          ========          ========

    Note:  The balance sheet at April 2, 1994 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                          See notes to condensed consolidated financial statements.

                                                          MARSH SUPERMARKETS, INC.
                                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (In thousands)
                                                                 (Unaudited)
                                                                 28 Weeks Ended
                                                          ----------------------------
                                                          October 15,       October 9,
                                                             1994              1993
                                                          ----------        ----------
   OPERATING ACTIVITIES

     Net income                                            $  4,766          $  7,179
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                        9,862             9,075
         Amortization of other assets                         3,510             3,203
         Changes in operating assets and
           liabilities                                     (     78)            7,986
         Other operating activities                             462               416
         Cumulative effect of accounting
           changes                                                -           ( 1,941)
                                                          ----------        ----------
     Net cash provided by operating
       activities                                            18,522            25,918

   INVESTING ACTIVITIES

     Net acquisition of property,
       equipment, and land for expansion                   ( 10,975)          (31,889)
     Other investing activities                            (  2,259)          ( 3,737)
                                                          ----------        ----------
     Net cash used for investing activities                ( 13,234)          (35,626)

   FINANCING ACTIVITIES

     Proceeds (payments) short-term
       borrowings                                          (  2,500)            2,500
     Payments of long-term debt and
       capital lease obligations                           (  4,166)          ( 3,571)
     Proceeds of public stock offering                            -               854
     Purchase of shares for treasury                       (    407)                -
     Cash dividends paid                                   (  1,857)          ( 1,849)
     Other financing activities                                   -               569
                                                          ----------        ----------
     Net cash used for financing
       activities                                          (  8,930)          ( 1,497)
                                                          ----------        ----------
     Net decrease in cash and equivalents                  (  3,642)          (11,205)
     Cash and equivalents at beginning
       of period                                             24,112            40,529
                                                          ----------        ----------
     Cash and equivalents at end of period                  $20,470           $29,324
                                                            =======           =======

                                          See notes to condensed consolidated financial statements.

                       MARSH SUPERMARKETS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (In thousands except per share amounts or as otherwise noted)
                               (Unaudited)

    October 15, 1994

    NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. This report should be read in conjunction with the Company's Consolidated Financial Statements for the year ended April 2, 1994.

    The Company's fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to "1995" and "1994" relate to the fiscal years ending April 1, 1995 and April 2, 1994, respectively.

    The condensed consolidated financial statements for the sixteen and twenty-eight week periods ended October 15, 1994 and October 9, 1993, respectively, were not audited by independent auditors. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly on a condensed basis the financial position, results of operations, and cash flows for the periods presented.

    Certain items were reclassified for the sixteen and twenty-eight week periods ended October 9, 1993 to conform with the basis of presentation used for the comparable periods ended October 15, 1994. Since the Company has issued convertible debentures, earnings per share are reported on "primary shares" and "fully diluted shares". Refer to the attached Exhibit 11, "Computation of Earnings Per Share".

    Operating results for the sixteen and twenty-eight week periods ended October 15, 1994 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 1995.


    NOTE B - ACCOUNTING CHANGES

    Effective  March  28, 1993,  the  Company  adopted Statements  of
    Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes". The cumulative effect of these changes included in the financial statements for the twenty-eight weeks ended October 9, 1993 was as follows:

    Income/(Expense)
    ----------------
             FASB Statement No. 106           $ (2,700)
             Tax effect                          1,005
                                              ---------
                                                (1,695)
             FASB Statement No. 109              3,636
                                              ---------
               Cumulative effect of
                 accounting changes           $  1,941
                                              =========

    Item 2.  Management's  Discussion  and   Analysis  of   Financial
             Condition and Results of Operations

    RESULTS OF OPERATIONS
    Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year ending April 1, 1995.

    The  following   table  sets   forth  certain   income  statement
    components,  expressed  as  a   percentage  of  sales  and  other
    revenues, and the percentage change in such components.

                                          Second Quarter                Year - to - Date
                                   ----------------------------   ----------------------------
                                   Percent of Revenues            Percent of Revenues
                                   -------------------  Percent   -------------------  Percent
                                      1995      1994     Change      1995      1994     Change
                                     ------    ------   -------     ------    ------   -------
     Sales and other revenues        100.0%    100.0%     5.8%      100.0%    100.0%     6.0%
     Gross profit                     24.0%     24.5%     3.8%       24.0%     24.4%     4.2%
     Selling, general and
       administrative expense         20.6%     21.1%     3.5%       20.5%     20.7%     4.8%
     Depreciation and
       amortization                    1.4%      1.4%     6.3%        1.4%      1.4%     8.7%
     Operating profit                  2.0%      2.0%     5.0%        2.1%      2.3%    (3.6%)
     Interest and debt expense
       amortization                    1.0%      1.1%     0.2%        1.0%      1.1%     2.9%
     Income taxes                      0.4%      0.4%     8.5%        0.4%       .5%    (9.0%)
     Income before changes in
       accounting principles           0.6%      0.6%    11.9%         .7%       .8%    (9.0%)
     Changes in accounting
       principles                        -         -        -           -        .3%      N/M

     Net income                        0.6%      0.6%     11.9%        .7%      1.1%   (33.6%)

    SALES AND OTHER REVENUES
    Consolidated sales and other revenues increased $21.7 million, or 5.8%, to $396.9 million in the second quarter of 1995, compared to the second quarter of 1994. Approximately $16.2 million of the increase was attributable to supermarket and convenience store retail sales, $5.2 million to wholesale sales to non-related parties by Convenience Store Distributing Company (CSDC), and $600,000 to the Company's newest division, ALLtimate Catering. Retail sales (excluding fuel sales) increased 4.8%. The increased retail sales are primarily attributable to stores opened in the last twelve months. Additionally, sales in like-stores (open all weeks of comparable quarters) were unchanged from the second quarter of 1994. Low rates of food price inflation and competitive activity in the Indianapolis market continued to constrain like-store sales growth. The increased revenue at CSDC resulted from a 2.4% increase in the number of unaffiliated stores serviced, as well as volume increases from existing customers.

    For the twenty-eight weeks ended October 15, 1994, compared to the twenty-eight weeks ended October 9, 1993, consolidated sales and other revenues increased $39.5 million, or 6.0%, to $699.4 million. Approximately $31.8 million of the increase was attributable to supermarket and convenience store retail sales, $6.2 million to wholesale sales to non-related parties by CSDC, and $1.3 million to ALLtimate Catering. Retail sales (excluding fuel sales) increased 5.5%. The increased retail sales are primarily attributable to stores opened in the last twelve months. Additionally, like-store sales increased .1% from the comparable twenty-eight weeks of 1994. The increased revenue at CSDC resulted from a 2.4% increase in the number of unaffiliated stores serviced, as well as volume increases from existing customers.


    GROSS PROFIT
    Gross profit is net of warehousing, transportation, and promotional expenses. Gross profit increased $3.5 million from the comparable quarter of the prior year. As a percentage of revenue, gross profit declined 0.5%. The decrease was primarily attributable to lower margins in the Village Pantry and CSDC divisions, partially offset by improvements in the Supermarket division. CSDC gross profit, as a percentage of revenue, was impacted by pricing and promotional funds reductions implemented by all major cigarette manufacturers during the second quarter of 1994. The Company attributes lower gross profit margins in the Village Pantry division to a disproportionate increase in fuel sales, which have a lower profit margin than food products. The impact of these developments was partially offset by increased emphasis on perishable departments and improved merchandising mixes in new and recently enlarged supermarkets.

    For the twenty-eight weeks ended October 15, 1994, compared to the twenty-eight weeks ended October 9, 1993, gross profit increased $6.8 million. As a percentage of revenue, gross profit declined 0.4%. As discussed previously, the decrease was primarily attributable to lower margins in Village Pantry and CSDC. Year-to-date supermarket gross profit, as a percentage of revenue, was relatively unchanged from the comparable period of the prior year.


    SELING, GENERAL AND ADMINISTRATIVE EXPENSES
    Selling,  general  and  administrative  expenses  increased  $2.8 million, or 3.5%, from the second quarter of 1994. As a percentage of revenue, these expenses decreased to 20.6% as compared to 21.1% in the comparable quarter of 1994. Savings from corporate overhead of $1.2 million were offset by $3.9 million in increased selling expenses. The increased selling expenses were primarily attributable to stores opened during the last twelve months. Wage expense in like-stores decreased 0.9% from the second quarter of 1994.

    For the twenty-eight weeks ended October 15, 1994, compared to the twenty-eight weeks ended October 9, 1993, selling, general and administrative expenses increased $6.6 million. As a percentage of revenue, the expense declined to 20.5%, as compared to 20.7%. Savings from corporate overhead of $1.8 million were offset by $8.4 million in increased selling expenses primarily attributable to stores opened in the last twelve months. Wage expense in like-stores decreased 1.0% from the comparable period of 1994. As new stores mature, the Company expects selling, general and administrative expense to decrease as a percentage of revenue.


    DEPRECIATION AND AMORTIZATION EXPENSE
    Depreciation and amortization expense, as a percentage of revenues, was 1.4% for the second quarter and twenty-eight weeks of 1995, and was unchanged from the comparable periods of the prior year. The quarterly and year-to-date increases of $300,000 and $800,000, respectively, are attributable to stores opened in the last twelve months.

    OPERATING PROFIT
    Operating profit (earnings from continuing operations before interest and taxes) was $7.9 million, or 2.0% of revenue, for the second quarter of 1995, an increase of 5% from $7.5 million in the second quarter of 1994. The increase was due to $3.5 million improvement in gross profit and a $1.2 million decrease in administrative expense, offset by increases of $3.9 million in selling expense and $300,000 in depreciation.

    For the twenty-eight weeks ended October 15, 1994, operating profit was $14.8 million, a decrease of 3.6% from the comparable period of the prior year. As a percentage of revenue, operating profit during the first half of 1995 was 2.1%, compared to 2.3% for the comparable period of the prior year. The $600,000 decrease consisted of $6.8 million additional gross profit and a $1.8 million decrease in administrative expense, offset by $8.4 million in increased selling expense and $800,000 in depreciation.


    INTEREST EXPENSE
    Interest expense in the second quarter of 1995 was basically unchanged, both in dollars and as a percentage of revenue, from the second quarter of 1994. Lower principal balances resulted in a slightly reduced expense accrual, but this was offset by a reduction in capitalized construction interest. In the second quarter of 1994, an expanded construction program resulted in increased interest capitalization. The Company's 1995 construction program is anticipated to be more consistent with historical levels. The Company's average interest rate was unchanged at 8.8% for the second quarter of 1995 and 1994.

    For the twenty-eight weeks ended October 15, 1994, interest expense was $7.2 million, or $200,000 more than the comparable quarter of 1994. As discussed previously, lower principal balances resulted in a slightly reduced expense accrual, partly offset by a reduction in capitalized construction interest.


    INCOME TAXES
    The effective income tax rate was 38.6% in the second quarter of 1995, compared to 39.3% in the same quarter of 1994. The effective rate decrease was due primarily to the cumulative effect of a retroactive statutory federal tax increase in the second quarter of 1994. The 1995 year-to-date effective rate is comparable to the prior year.


    CUMLATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES
    For the quarter ended October 15, 1994, income before the cumulative effect of accounting changes was $2.4 million, or .6% of revenue, compared to $2.1 million, or .6% of revenue, for the same quarter of the prior year.

    For the twenty-eight weeks ended October 15, 1994, income before the cumulative effect of accounting changes was $4.8 million, or .7% of revenue, compared to $5.2 million, or .8% of revenue, for the comparable period of the prior year. The 9.0% decrease was the result of higher selling expense and additional depreciation, partially offset by higher gross profit dollars and lower administrative expense, as discussed previously.

    In the first quarter of 1994, the Company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes". The cumulative effects of these changes (net of income tax benefits) increased net income $1.9 million for the twenty-eight weeks ended October 9, 1993.


    NET INCOME
    Net income for the twenty-eight weeks ended October 15, 1994 was $4.8 million, or 0.7% percent of revenue, compared to $7.2 million, or 1.1% of revenue, for the comparable period of the prior year. Net income for 1994 includes the previously discussed cumulative effect of changes in accounting principles (net of income tax benefits).


    LIQUIDITY AND CAPITAL RESOURCES
    The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases. In the third and fourth quarters of fiscal year 1993, the Company raised approximately $76.0 million through a private placement of long-term fixed rate debt and a public offering of convertible subordinated debentures and Class B Common Stock. These funds were used for store expansion over the past 24 months.

    During the second quarter of 1995, the following stores were opened:

                                         Square
        Store Type       Category         Feet     Location
        --------------   ------------   --------   -------------------
        Convenience      New              4,525    Indianapolis, IN
        Convenience      Ne               4,465    Brownsburg, IN
        Convenience      Ne               4,525    Plainfield, IN

    The following stores were under construction as of October 15, 1994:

                                         Square
        Store Type       Category         Feet     Location
        --------------   ------------   --------   ------------------
        Superstore       New             80,978    Fishers, IN **
        Supermarket      Replacement     60,397    Muncie, IN *
        Convenience      Replacement      5,040    Indianapolis, IN **
        Convenience      New              4,465    Kokomo, IN

             * To open in fiscal year 1996.
            ** Opened subsequent to October 15, 1994.

    The Company is actively pursuing development of the following projects: (i) an 81,000 square foot superstore in Lafayette, Indiana, (ii) a 60,000 square foot supermarket in Indianapolis, Indiana, and (iii) a 32,500 square foot LoBill in Lebanon, Indiana.

    Completion of the 337,895 square feet of retail space from the projects above, net of 26,400 square feet from closed stores, will add approximately 8% to retail square footage in the prior fiscal year. The Company is also pursuing the acquisition of several additional sites for future development. The estimated cost of these projects in 1995, including routine capital expenditures, approximates $39 million. Of this amount, equipment leasing will fund approximately $12 million, the replacement supermarket will be leased, and the Company believes it can finance the balance with internally generated funds.

    The Company's plans with respect to store construction, expansion and remodeling may be revised in light of changing conditions, such as competitive influences, its ability to negotiate successfully site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible the projects described above may not commence, others may be added, and a portion of the planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year.

    Since October 9, 1993, the Company's inventories have increased $5.3 million. The majority of this increase was at new and larger replacement retail stores. This increase was financed by internally generated funds.

    The Company's revolving credit agreements provide for borrowings up to $35 million, none of which was utilized at October 15, 1994. Additionally, the Company has commitments from various banks for short-term borrowings up to $5 million at rates equal to, or below, the prime rates of the committed banks.

    Of the total long-term debt and capital lease obligations outstanding at October 15, 1994, fixed rate obligations comprised 97% at an average interest rate of 8.9%. The remaining 3% are at fluctuating rates averaging 6.2%.

    The Company anticipates that it will continue to have access to its historical financing sources such as long-term debt placements and leases, including capital and operating leases for its expansion activities. The Company's senior note agreements preclude additional long-term borrowings if total long-term liabilities, including capital lease obligations, would exceed 60% of consolidated net tangible assets. Under the most restrictive covenant in these agreements, the Company may incur approximately $32 million of additional long-term borrowings.

                       PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings

        Not Applicable.

    Item 2.  Changes in Securities

        Not Applicable.

    Item 3.  Defaults upon Senior Securities or Rights of Holders
             Thereof

        Not Applicable.

    Item 4.  Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Shareholders on August 2, 1994 (the "Annual Meeting"). At the Annual Meeting, shareholders voted to elect three directors for terms of three years each and until their successors are duly elected and
    qualified.    The table below sets forth the number of votes cast
    for and withheld with respect to  each nominee for director:

                  Nominee                   For      Withheld
                  --------------------   ---------   --------
                  Don E. Marsh           3,336,629    32,812
                  William L. Marsh       3,367,308    32,133
                  Stephen M. Huse        3,355,849    43,592

    Item 5.  Other Information

        Not Applicable.

    Item 6.  Exhibits and Reports on Form 8-K

        (a)  The following exhibit is included herein:

             Exhibit 11 - Statement Re:  Computation of Earnings Per
                            Share

             Exhibit 27 - Financial Data Schedule for the quarter for
                            which this report is filed

        (b)  Reports on Form 8-K

             No reports on Form 8-K have been filed during the quarter for which this report is filed.

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MARSH SUPERMARKETS, INC.



    November 21, 1994         By:  /s/ Douglas W. Dougherty
                                 ------------------------------
                                     Douglas W. Dougherty
                                     Vice President, Chief
                                       Financial Officer,
                                       and Treasurer


    November 21, 1994         By:  /s/ Michael D. Castleberry
                                 ------------------------------
                                     Michael D. Castleberry
                                     Chief Accounting Officer,
                                       Assistant Treasurer, and
                                       Director of Corporate
                                        Accounting