Form 10-Q
period 1995-01-07
MARSH SUPERMARKETS INC
filed 1995-02-21
CIK 62737

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                       FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended January 7, 1995

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


         Number of shares outstanding of each of the issuer's classes of common stock as of January 7, 1995:

                  Class A Common Stock  -              3,891,698 shares
                  Class B Common Stock  -              4,476,079 shares
                                                       ----------------
                                                       8,367,777 shares
                                                       ================

                             PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                                                MARSH SUPERMARKETS, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (In thousands except per share amounts)
                                                       (Unaudited)
                                                            12 Weeks Ended                             40 Weeks Ended
                                                    -------------------------------          --------------------------------
                                                    January 7,           January 1,          January 7,            January 1,
                                                       1995                 1994                1995                  1994
                                                    ----------           ---------           ----------            ----------
     Sales and other revenues                        $307,345             $291,191           $1,006,767             $951,147

     Costs and expenses:
     Cost of merchandise sold, including
        warehousing and transportation                234,793              220,933              766,254              719,742
     Selling, general and administrative               62,822               60,745              206,071              197,412
     Depreciation and amortization                      4,287                4,093               14,149               13,168
                                                     ---------           ---------           ----------            ----------
     Operating profit                                   5,443                5,420               20,293               20,825
     Interest and debt expense
       amortization                                     2,971                2,982               10,138                9,944
                                                     ---------           ---------           ----------            ----------
     Income before income taxes and
       cumulative effect of changes
       in accounting principles                         2,472                2,438               10,155               10,881
     Income taxes                                         722                  870                3,639                4,075
                                                     ---------           ---------           ----------            ----------
     Income before cumulative
       effect of changes in accounting
       principles                                       1,750                1,568                6,516                6,806
     Cumulative effect of changes in
       accounting principles (net of tax
       benefits) Note B                                     -                    -                    -                1,941
                                                    ---------            ---------            ---------            ---------
     Net income                                     $   1,750            $   1,568            $   6,516            $   8,747
                                                    =========            =========            =========            =========
  Earnings per share
     Per primary share outstanding:
        Before cumulative effect of
            accounting changes                        $   .21              $   .19               $  .77               $  .81
        Cumulative effect of
            accounting changes                              -                    -                    -                  .23
                                                      -------              -------               ------               ------
        Net income                                    $   .21              $   .19               $  .77               $ 1.04
                                                      =======              =======               ======               ======
     Assuming full dilution:
        Before cumulative effect of
            accounting changes                        $   .20              $   .18               $  .74               $  .77
        Cumulative effect of
            accounting changes                              -                    -                    -                  .20
                                                      -------              -------               ------               ------
        Net income                                    $   .20              $   .18               $  .74               $  .97
                                                      =======              =======               ======               ======
     Dividends per share                              $   .11              $   .11               $  .33               $  .33
                                                      =======              =======               ======               ======

                                See notes to condensed consolidated financial statements.

                                                MARSH SUPERMARKETS, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (In thousands)
                                                                      January 7,            April 2,            January 1,
                                                                         1995                 1994                 1994
                                                                      (Unaudited)           (Note 1)            (Unaudited)
                                                                      ----------           ----------           -----------
  Assets
     Current assets:
       Cash and equivalents                                           $  16,500            $  24,112            $  24,603
       Accounts receivable                                               19,216               16,247               16,893
       Inventories, less LIFO reserve; January 7, 1995 -
          $19,051;  April 2, 1994 - $18,780;
          January 1, 1994 - $19,637                                      84,844               87,806               81,902
       Prepaid expenses                                                   4,252                5,261                4,677
       Deferred income taxes                                              3,391                2,399                1,958
                                                                      ---------            ---------            ---------
            Total current assets                                        128,203              135,825              130,033
     Property and equipment, less allowances for
        depreciation                                                    217,627              214,238              212,508
     Capitalized lease property, less amortization                        6,795                7,439                9,621
     Other assets                                                        20,087               17,847               19,280
                                                                       --------             --------             --------
                Total Assets                                           $372,712             $375,349             $371,442
                                                                       ========             ========             ========

  Liabilities and Shareholders' Equity
     Current liabilities:
       Notes payable to bank                                           $      -             $  4,000             $      -
       Accounts payable                                                  51,073               50,370               46,091
       Accrued liabilities                                               35,977               35,759               36,915
       Current maturities of long-term liabilities                        7,157                7,246                8,421
                                                                       --------             --------             --------
             Total current liabilities                                   94,207               97,375               91,427

     Long-term liabilities:
       Long-term debt                                                   137,205              138,484              140,448
       Capital lease obligations                                          9,413               10,334               10,714
                                                                       --------             --------             --------
             Total long-term liabilities                                146,618              148,818              151,162

     Deferred items:
        Income taxes                                                     12,397               12,583               13,240
        Other                                                             6,768                6,779                6,722
                                                                       --------             --------             --------
             Total deferred items                                        19,165               19,362               19,962

     Shareholders' Equity:
       Common stock, Classes A and B (Note 2)                            24,013               24,013               24,013
       Retained earnings                                                 95,946               92,204               91,413
       Cost of common stock in treasury                               (   6,868)           (   6,070)           (   6,071)
       Notes receivable - stock options                               (     369)           (     353)           (     336)
       Deferred cost - employee stock plan                                    -                    -            (     128)
                                                                       --------             --------             --------
            Total shareholders' equity                                  112,722              109,794              108,891
                                                                       --------             --------             --------
                Total Liabilities and Shareholders' Equity             $372,712             $375,349             $371,442
                                                                       ========             ========             ========

     Note 1:     The balance sheet at April 2, 1994 has been derived from the audited financial statements at that date,but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Note 2:     Class A Common Stock and Class B Common Stock each have 15 million shares authorized.  On January
                 7, 1995, April 2, 1994 and January 1, 1994, there were 3,891,698, 3,932,598 and 3,932,598 shares of Class A Common Stock issued and outstanding and 4,476,079, 4,509,404 and 4,509,404 shares of
                 Class B Common Stock issued and outstanding, respectively.

                                See notes to condensed consolidated financial statements.

                                                MARSH SUPERMARKETS, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                       (Unaudited)
                                                                         40 Weeks Ended
                                                                -------------------------------
                                                                January 7,           January 1,
                                                                   1995                1994
                                                                ----------           ----------
  Operating activities
     Net income                                                  $  6,516             $  8,747
     Adjustments to reconcile net income to net
              cash provided by operating activities:
         Depreciation and amortization                             14,149               13,168
         Amortization of other assets                               4,932                4,784
         Changes in operating assets and liabilities                  368                4,495
         Other operating activities                                   525                  558
         Cumulative effect of accounting changes                        -            (   1,941)
                                                                 --------            ---------
     Net cash provided by operating activities                     26,490               29,811

  Investing activities
     Net acquisition of property, equipment and land
        for expansion                                           ( 19,695)            ( 38,423)
     Other investing activities                                 (  4,437)            (  5,551)
                                                                ---------            ---------
     Net cash used for investing activities                     ( 24,132)            ( 43,974)

  Financing activities
     Proceeds (payments) short-term borrowing, net
                                                               (   4,000)               4,000
     Proceeds of long-term borrowing                               4,000                     -
     Payments of long-term debt and capital leases             (   6,389)           (   4,390)
     Proceeds of public stock offering                                -                   836
     Purchase of shares for treasury                           (     798)                   -
     Cash dividends paid                                       (   2,783)           (   2,778)
     Other financing activities                                         -                 569
                                                               ----------           ----------
     Net cash used for financing activities                    (   9,970)           (   1,763)
                                                               ----------           ----------
     Net decrease in cash and equivalents                      (   7,612)           (  15,926)

     Cash and equivalents at beginning of period                  24,112               40,529
                                                               ----------           ----------
     Cash and equivalents at end of period                       $16,500              $24,603
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



     January 7, 1995

     Note A - Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. This report should be read in conjunction with the Company's Consolidated Financial Statements for the year ended April 2, 1994.

  The Company's  fiscal year  ends on  Saturday of the  thirteenth week  of each
  calendar  year.   All references  herein to  "1995" and  "1994" relate  to the fiscal years ending April 1, 1995 and April 2, 1994, respectively.

  The condensed consolidated financial statements for the twelve and forty week periods ended January 7, 1995 and January 1, 1994, respectively, were not audited by independent auditors. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly on a condensed basis the financial position, results of operations, and cash flows for the periods presented.

  Certain items were reclassified for the twelve and forty week periods ended January 1, 1994 to conform with the basis of presentation used for the comparable periods ended January 7, 1995.

  Operating results for the twelve and forty week periods ended January 7, 1995 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 1995.


  Note B - Accounting Changes
  Effective March 28, 1993, the Company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes". The cumulative effect of these changes included in the financial statements for the forty weeks ended January 1, 1994 was as follows:

                                                        Income/(Expense)
                                                        ----------------
            FASB Statement No. 106                         $ (2,700)
            Tax effect                                        1,005
                                                           ---------
                                                             (1,695)
            FASB Statement No. 109                            3,636
                                                           ---------
                 Cumulative effect of accounting changes   $  1,941
                                                           ========

  Item 2. Management's Discussion and Analysis of Financial Conditionand Results of Operations

  Results of Operations
  ---------------------
  Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year ending April 1, 1995.

  The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components.

                                                          Third Quarter                           Year - to - Date
                                           ------------------------------------     --------------------------------------
                                             Percent of Revenues                        Percent of Revenues
                                           -----------------------      Percent     ------------------------      Percent
                                            1995            1994        Change      1995              1994        Change
                                           ------          ------       -------     ------            ------      -------
     Sales and other revenues              100.0%          100.0%         5.5%      100.0%            100.0%        5.8%
     Gross profit                           23.6%           24.1%         3.3%       23.9%             24.3%        3.9%
     Selling, general and administrative    20.4%           20.9%         3.4%       20.5%             20.7%        4.4%
     Depreciation and amortization           1.4%            1.4%         4.7%        1.4%              1.4%        7.4%
     Operating profit                        1.8%            1.8%         0.4%        2.0%              2.2%       (2.6%)
     Interest and debt expense
        amortization                         1.0%            1.0%       ( 0.4%)       1.0%             1.1%         2.0%
     Income taxes                            0.2%            0.3%       (17.0%)       0.4%             0.4%       (10.7%)
     Income before changes in
        accounting principles                0.6%            0.5%        11.6%        0.6%             0.7%        (4.3%)
     Changes in accounting principles          -               -            -           -              0.2%           -
     Net income                              0.6%            0.5%        11.6%        0.6%             0.9%       (25.5%)

  Sales and Other Revenues
  ------------------------
  Consolidated sales and other revenues increased $16.2 million, or 5.5%, to $307.3 million in the third quarter of 1995, compared to the same quarter of 1994. Approximately $10.4 million of the increase was from supermarket and convenience store retail sales, $5.6 million from wholesale sales to non-related parties by Convenience Store Distributing Company (CSDC), and $200,000 from ALLtimate Catering. Retail sales (excluding fuel sales) increased 3.8%, principally as a result of stores opened in the last twelve months. Sales in like-stores (open all weeks of comparable quarters) increased 0.9% from the third quarter of 1994. Low rates of food price inflation and competitive activity in the Indianapolis market continued to constrain like-store sales growth. The increased revenue at CSDC resulted primarily from volume increases from existing customers.

  For the forty weeks ended January 7, 1995, compared to the forty weeks ended January 1, 1994, consolidated sales and other revenues increased $55.6 million, or 5.8%, to $1.01 billion. Approximately $42.3 million of the increase was attributable to supermarket and convenience store retail sales, $11.8 million to wholesale sales to non-related parties by CSDC, and $1.5 million to ALLtimate Catering. Retail sales (excluding fuel sales) increased 5.5%, primarily due to stores opened in the last twelve months. In addition, like-store sales increased 0.4% from the comparable forty weeks of 1994. The increased revenue at CSDC resulted from a 9.1% increase in the number of unaffiliated stores serviced, as well as volume increases from existing customers.

  Gross Profit
  ------------
  Gross profit is net of warehousing, transportation, and promotional expenses. Gross profit increased $2.3 million from the comparable quarter of the prior year. As a percentage of revenue, gross profit declined 0.5%. The decrease was primarily attributable to lower margins in the Village Pantry and CSDC divisions, partially offset by improvements in the Supermarket division. CSDC gross profit, as a percentage of revenue, was impacted by pricing and promotional reductions implemented by all major cigarette manufacturers during the second and third quarters of 1994. The Company attributes lower gross profit margins in the Village Pantry division to a disproportionate increase in fuel sales, which have a lower profit margin than food products. The impact of these developments was partially offset by increased emphasis on perishable departments and improved merchandising mixes in new and recently enlarged supermarkets.

  For the forty weeks ended January 7, 1995, compared to the forty weeks ended January 1, 1994, gross profit increased $9.1 million. As a percentage of revenue, gross profit declined 0.4%. As discussed previously, the decrease was primarily attributable to lower margins in Village Pantry and CSDC. Year-to-date supermarket gross profit, as a percentage of revenue, was relatively unchanged from the comparable period of the prior year.

  Selling, General and Administrative Expenses
  --------------------------------------------
  Selling, general and administrative expenses increased $2.1 million, or 3.4%, from the third quarter of 1994. As a percentage of revenue, these expenses decreased to 20.4% as compared to 20.9% in the comparable quarter of 1994. Reductions in corporate overhead of $300,000 were offset by $2.4 million in increased selling expenses, primarily attributable to stores opened during the last twelve months. Wage expense in like-stores increased 0.8% from the third quarter of 1994.

  For the forty weeks ended January 7, 1995, compared to the forty weeks ended January 1, 1994, selling, general and administrative expenses increased $8.7 million, or 4.4%. As a percentage of revenue, the expense declined to 20.5%, as compared to 20.7%. Reductions in corporate overhead of $2.2 million were offset by $10.8 million in increased selling expenses primarily attributable to stores opened in the last twelve months. Wage expense in like-stores decreased 0.4% from the comparable period of 1994. As new stores mature, the Company expects selling, general and administrative expense to continue to decrease as a percentage of revenue.

  Depreciation and Amortization Expense
  -------------------------------------
  Depreciation and amortization expense, as a percentage of revenues, was 1.4% for the third quarter and forty weeks of 1995, and was unchanged from the comparable periods of the prior year. The quarterly and year-to-date increases of $200,000 and $1.0 million, respectively, were attributable to stores opened in the last twelve months.

  Operating Profit
  ----------------
  Operating profit (earnings from continuing operations before interest and taxes) was $5.4 million, or 1.8% of revenue, for the third quarters of 1995 and 1994. The $2.3 million improvement in gross profit and a $300,000 decrease in administrative expense were offset by increases of $2.4 million in selling expense and $200,000 in depreciation.

  For the forty weeks ended January 7, 1995, operating profit was $20.3 million, a decrease of 2.6% from the comparable period of the prior year. As a percentage of revenue, operating profit during the forty weeks of 1995 was 2.0%, compared to 2.2% for the comparable period of the prior year. The $500,000 decrease consisted of $9.1 million additional gross profit and a $2.2 million decrease in administrative expense, offset by increases of $10.8 million in selling expense and $1.0 million in depreciation.

  Interest Expense
  ----------------
  Interest expense in the third quarter of 1995 was basically unchanged, both in dollars and as a percentage of revenue, from the third quarter of 1994. Lower principal balances resulted in a slightly reduced level of expense, but this was offset by a reduction in capitalized construction interest. In the third quarter of 1994, an expanded construction program resulted in increased interest capitalization. The Company s 1995 construction program has been more consistent with historical levels. The Company's average interest rate increased to 8.8% for the third quarter of 1995, compared to 8.7% for the same period of 1994.

  For the forty weeks ended January 7, 1995, interest expense was $10.1 million, or $200,000 more than the comparable quarter of 1994. As discussed previously, lower principal balances resulted in a slightly reduced expense level, but this was offset by a reduction in capitalized construction interest.

  Income Taxes
  ------------
  For the forty weeks ended January 7, 1995, the effective income tax rate was 35.8% compared to 37.5% for the comparable period of the prior year. The effective rate decrease was due primarily to the cumulative effect of a retroactive statutory federal tax increase in the second quarter of 1994, and an increased level of Targeted Jobs Tax Credits in 1995.

  Cumulative Effect of Changes in Accounting Principles
  -----------------------------------------------------
  In the first quarter of 1994, the Company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes". The cumulative effects of these changes (net of income tax benefits) increased net income $1.9 million for the forty weeks ended January 1, 1994.

  For the quarter ended January 7, 1995, income before the  cumulative effect of
  accounting changes  was $1.7 million,  or 0.6% of  revenue, compared to   $1.6
  million, or 0.5% of revenue, for the same quarter of the prior year.

  For the forty weeks ended January 7, 1995, income before the cumulative effect of accounting changes was $6.5 million, or 0.6% of revenue, compared to $6.8 million, or 0.7% of revenue, for the comparable period of the prior year. The 4.3% decrease was the result of higher selling expense and additional depreciation, partially offset by higher gross profit dollars and lower administrative expense, as discussed previously.

  Net Income
  ----------
  Net income for the forty weeks ended January 7, 1995 was $6.5 million, or 0.6% of revenue, compared to $8.7 million, or 0.9% of revenue, for the comparable period of the prior year. Net income for 1994 includes the previously discussed cumulative effect of changes in accounting principles (net of income tax benefits).

  Liquidity and Capital Resources
  -------------------------------
  The Company's  capital requirements  have traditionally been  financed through
  internally  generated  funds,  long-term  borrowings  and   lease  financings,
  including capital and operating leases.

  During the third quarter of 1995, the following stores were opened or under construction:

                                            Square
           Store Type        Category       Feet     Location          Status
           ------------      ------------   ------   ----------------  ------------------
           Superstore        New            80,978   Fishers, IN       Open
           Superstore        New            81,468   Lafayette, IN     Under Construction*
           Supermarket       Replacement    60,397   Muncie, IN        Under Construction*
           Convenience       Replacement     5,040   Indianapolis, IN  Open
           Convenience       New             4,465   Kokomo, IN        Open**

            * To open in fiscal year 1996.
           ** Opened subsequent to January 7, 1995

  The Company is currently pursuing development of the following projects: (i) a 60,000 square foot replacement supermarket in Greenwood, Indiana, (ii) a 55,000 square foot replacement supermarket in Indianapolis, Indiana, (iii) a new 32,500 square foot LoBill in Lebanon, Indiana, and (iv) the conversion of two conventional supermarkets in Anderson, Indiana and one in Muncie, Indiana to the LoBill Foods price impact format.

  Completion of the projects above and those completed in the first twenty-eight weeks of 1995, net of store closings, will add approximately 6.0% to retail square footage. The Company is also pursuing the acquisition of several additional sites for future development. The estimated cost of these projects in 1995, including routine capital expenditures, approximates $36 million. Of this amount, it is anticipated that equipment leasing will fund approximately $12 million. The replacement supermarket in Muncie, Indiana will be leased. The Company believes it can finance the balance of its planned capital expenditures with internally generated funds.

  The Company's plans with respect to store construction, expansion and remodeling may be revised in light of changing conditions, such as competitive influences, its ability to negotiate successfully site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible projects described above may not commence, others may be added, and a portion of the planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year.

  Since January 1, 1994, the Company's inventories have increased $3.0 million. The majority of this increase was at new and larger replacement retail stores. This increase was financed by internally generated funds and trade payables.

  The Company's revolving credit agreements provide for borrowings up to $35 million, of which $4 million was utilized at January 7, 1995. Additionally, the Company has commitments from various banks for short-term borrowings up to $5 million at rates equal to, or below, the prime rates of the committed banks.

  Of the total long-term debt and capital lease obligations outstanding at January 7, 1995, fixed rate obligations comprised 95% at an average interest rate of 8.8%. The remaining 5% are at variable rates averaging 6.7%.

  The Company anticipates that it will continue to have access to its historical financing sources such as long-term debt placements and leases, including capital and operating leases for its expansion activities. The Company's senior note agreements preclude additional long-term borrowings if total long-term liabilities, including capital lease obligations, would exceed 60% of consolidated net tangible assets. Under the most restrictive covenant in these agreements, the Company may incur approximately $28 million of additional long-term borrowings.

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

  Item 5.  Other Information

           Not Applicable.

  Item 6.  Exhibits and Reports on Form 8-K

           (a)   The following exhibits are included herein:

                 Exhibit 10(a) - Employment contracts, dated January 1, 1995, between each of Jack Bayt and Demetrio Bayt and ALLtimate Catering, LLC.

                 Exhibit 11 -    Statement Re:  Computation of Earnings Per
                                 Share

                 Exhibit 27 -    Financial Data Schedule for the quarter for
                                 which this report is filed.

           (b)   Reports on Form 8-K

                 No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                       SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MARSH SUPERMARKETS, INC.



     February 17, 1995              By:    /s/ Douglas W. Dougherty
                                        ----------------------------------------
                                        Douglas W. Dougherty
                                        Vice President, Chief Financial Officer,
                                           and Treasurer




     February 17, 1995              By:    /s/ Michael D. Castleberry
                                        ----------------------------------------
                                        Michael D. Castleberry
                                        Chief Accounting Officer,
                                           Assistant Treasurer, and
                                           Director of Corporate Accounting

                                     Exhibit Index                   Page Number

  Exhibit 10(a) - Employment contracts, dated January 1, 1995, between each of Jack Bayt and Demetrio Bayt and ALLtimate Catering, LLC

  Exhibit 11 -    Statement Re:  Computation of Earnings Per Share

  Exhibit 27 -    Financial Data Schedule for the quarter for which
                  this report is filed.