Form 10-K
period 1995-04-01
MARSH SUPERMARKETS INC
filed 1995-06-26
CIK 62737

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED APRIL 1, 1995
                         COMMISSION FILE NUMBER: 0-1532

                            MARSH SUPERMARKETS, INC.
             (Exact name of registrant as specified in its charter)

                   INDIANA                                      35-0918179
       (State or other jurisdiction of                        (IRS Employer
        incorporation or organization)                     Identification No.)
      9800 CROSSPOINT BOULEVARD, INDIANAPOLIS,                   46256-3350
                       INDIANA                                   (Zip Code)
      (Address of principal executive offices)

                                  317-594-2100
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

     Class A Common Stock
     Class B Common Stock
     7% Convertible Subordinated Debentures, due 2003

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
          -----

     Aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of June 5, 1995: $35,774,626. This calculation assumes all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates", a status which each of the officers and directors individually disclaims.

     At June 5, 1995, there were 3,879,123 shares of Class A Common Stock and 4,588,415 shares of Class B Common Stock outstanding.

     Portions of the annual shareholders report for the year ended April 1, 1995 are incorporated by reference into Parts I and II.

     Portions of the proxy statement for the annual shareholders' meeting to be held August 1, 1995, are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     At April 1, 1995, Marsh Supermarkets, Inc. (the "Company" or "Marsh") operated 88 supermarkets and 181 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh owns and operates a specialized convenience store distribution business which services its Village Pantry stores as well as over 1,350 unaffiliated convenience stores in an eight-state area. Marsh also owns and operates a catering, vending and food services division.

SUPERMARKETS

     At April 1, 1995, the Company operated 88 supermarkets, 75 in central Indiana and 13 in western Ohio. The 36 stores in the Indianapolis metropolitan market area constitute the Company's major market. The remaining supermarkets operate in 35 other communities. Sales from supermarket operations represent approximately 72% of the Company's fiscal 1995 consolidated sales and other revenues.

     The Company's supermarket merchandising strategy emphasizes service, quality and convenient one-stop shopping at competitive prices. Of the Company's supermarkets, 62 are open 24 hours a day, 15 are open until midnight, with the remainder having various other schedules. All stores are open seven days a week.

     The Company believes providing quality merchandise is an important factor in maintaining and expanding its customer base. In recent years, the Company has devoted a greater proportion of new and remodeled stores to fresh, high quality perishables, such as produce, delicatessen items, baked goods, prepared foods, seafood and floral items. The Company believes fresh produce is an important customer draw; therefore, it focuses on buying premium quality produce worldwide. The geographic concentration of the supermarkets enables the Company to deliver fresh items to its stores quickly and frequently.

     The Company's new and expanded large supermarket store format offers customers convenient one-stop shopping. Its Marsh supermarkets feature an extended line of traditional grocery store items as well as a broad array of service and specialty departments such as delicatessens, bakeries, prepared foods, prime cut meats, fresh seafood, floral and video rental. The Company features nationally advertised and distributed merchandise and products under its own trademarks, service marks and trade names. Service and specialty departments included in Marsh supermarkets include delicatessens and prepared foods (88 stores), bakeries (88), prime cut service meat (58), fresh service seafood (58), floral shops (61), imported cheese shops (49), salad bars (49), video rental (78), and shoe repair (18). Nineteen of the Company's supermarkets include pharmacies in food and drug combination stores. To combat increasing competition from other retail formats, such as wholesale clubs, 55 of the Company's supermarkets also include warehouse-type sections offering large size and multi-pack products typically featured by wholesale clubs, priced competitively with club prices. In addition, banks or savings institutions operate branch facilities in 38 of the Company's stores.

     The Company has expanded its large supermarket store format with new generation superstores in excess of 80,000 square feet. The Company currently operates four such stores and plans to build an additional one in Lafayette, Indiana within the next year. Approximately one-third of the sales area in this type of store is devoted to merchandising fresh, high quality perishable products, with heavy emphasis on delicatessens, bakeries, prepared foods and produce. In addition, up to approximately 5,000 square feet are devoted to the warehouse-type merchandising of bulk club pack merchandise.

     The Company has developed a smaller, low-price supermarket format with limited service and specialty departments as an alternative to the large, full service supermarket. As of April 1, 1995, the Company operated seven of its supermarkets under this concept. Subsequent to April 1, 1995, three conventional Marsh supermarkets were converted to this format. The stores operate under the trade name LoBill Foods. There is an ongoing development program within the Company's market area to construct new LoBill stores and to remodel selected Marsh supermarkets to the LoBill format. The Company believes the LoBill format offers an opportunity to maximize its market area by expanding into smaller communities that can be better served by that format, and to appeal to the price motivated consumer in markets currently serviced by traditional Marsh stores.

     The Company's supermarkets range in size from 15,000 to 81,530 square feet. The average size is approximately 35,900 square feet. The Company has an ongoing development program of constructing larger Marsh supermarkets within its market area and remodeling, enlarging and replacing existing supermarkets. Future development will continue to focus on a food and drug combination store format of approximately 50,000 to 60,000 square feet, with superstores in excess of 80,000 square feet in select locations. The Company believes a larger store format enables it to offer a wider variety of products and expanded service and specialty departments, thereby strengthening its competitive position. The following summarizes the number of stores by size categories:

                                                                               NUMBER
          SQUARE FEET                                                       OF STORES
          ----------------------------------------------------------------  ---------
          More than 70,000................................................       4
          50,000 - 70,000.................................................       7
          40,000 - 49,999.................................................       7
          30,000 - 39,999.................................................      36
          20,000 - 29,999.................................................      30
          Less than 20,000................................................       4
                                                                                --
                                                                                88
                                                                            =======

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

CONVENIENCE STORES

     At April 1, 1995, the Company operated 188 convenience stores under the Village Pantry trade name. These self-service stores offer a broad selection of grocery, bakery, dairy and delicatessen items including freshly prepared food products. Approximately 60% of the stores also offer petroleum products. Sales from the convenience stores represented approximately 13% of the Company's fiscal 1995 consolidated sales and other revenues. Carry-out cold beer, a high-volume item typically found in convenience stores in other states, may be sold only by package liquor stores and taverns in Indiana; accordingly, it is not sold in the Company's convenience stores. In Indiana, all but six of the Company's convenience stores are open 24 hours a day; the remaining stores close at 11:00 P.M. or midnight. All stores are open seven days a week.

     These stores offer fresh pastry products and sandwiches prepared in the stores. The Company has added higher margin food and beverage products, such as store-prepared pizza (39 stores), broasted chicken (43 stores), self-service fountain drinks, as well as sit-down eating areas in a number of stores. The Company has an ongoing program of remodeling, upgrading and replacing existing Village Pantry stores with particular emphasis on developing locations that will yield a high volume of gasoline sales. New stores generally average 3,700-4,500 square feet, compared to 1,800-2,500 square feet for older stores. The larger size accommodates the new food products. In constructing new, and remodeling and expanding existing stores, the Company tailors the format to each specific market, with heavy emphasis on food service in areas which the Company believes to be less susceptible to intense competition from major fast food operators, such as smaller towns and high density neighborhoods.

CONVENIENCE STORE DISTRIBUTING COMPANY ("CSDC")

     CSDC, a wholly-owned subsidiary of the Company, serves the Company's Village Pantry stores and over 1,350 unaffiliated stores in an eight-state area. CSDC distributes a wide range of products typically sold in convenience stores, including groceries, cigarette and other tobacco products, snack items, housewares and health and beauty aids. Customers have the opportunity to order most product lines in single units. CSDC owns a 210,000 square foot warehouse and distribution facility in Richmond, Indiana, which the Company estimates is operating at 70% of capacity. CSDC utilizes its own trucks and drivers for its transportation needs. The CSDC sales and marketing staff of approximately 27 employees services existing customers and actively solicits new customers. CSDC accounted for approximately 15% of the Company's fiscal 1995 consolidated sales and other revenues.

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

     The Company's distribution centers are modern and highly automated. Merchandise is controlled through an on-line computerized buying and inventory control system. The Company believes its distribution centers are adequate for its needs for the foreseeable future without major additional capital investment. The Company estimates its supermarket distribution centers currently operate at approximately 75% of capacity. Approximately 80% of the delivery trips from distribution centers to supermarkets are 75 miles or less.

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

     CSDC supplies grocery, produce, housewares, and health and beauty aid products to the Company's convenience stores.

     The Company operates a commissary to produce products sold through the delicatessen departments of its supermarkets and convenience stores and to third parties through CSDC. A Company owned greenhouse provides many of the live potted plants sold in the supermarket floral departments.

     The Company's supermarket transportation function is performed by Ruan Transportation Management Systems ("Ruan"), an unaffiliated transportation management and equipment leasing company. This service is provided under a seven year contract dated September 18, 1987, which is automatically renewed for successive one year terms unless canceled by Ruan or the Company at least sixty days prior to the anniversary date, subject to early cancellation in stages under certain conditions. Under the arrangement, Ruan employs the drivers, dispatchers and maintenance personnel who perform the Company's distribution function. A subsidiary of the Company leases most of its tractor/trailer fleet from Ruan under long-term, full service leases.

MANAGEMENT INFORMATION SYSTEMS

     All of the Company's supermarkets are equipped with electronic scanning checkout systems. This minimizes item pricing, allows more efficient and accurate checkout line operation, and provides product movement data for merchandising decisions and other purposes.

     The Company utilizes in-store micro-computers in the supermarkets to automate various tasks, such as electronic messaging, processing the receiving and billing of vendor direct-store-delivered (DSD) merchandise at the store level, processing of video rentals, processing pharmacy records in the 19 food and drug combination stores, and time keeping for payroll processing. Future applications, currently under development, include computer-assisted reordering.

     All convenience stores are equipped with micro-computers for electronic transmission of accounting and merchandising data to headquarters, electronic messaging and processing DSD merchandise receiving and billing.

     A point-of-sale electronic funds transfer and credit card system is in place in 83 supermarkets. Through the use of a bank debit card, a customer can authorize the immediate transfer of funds from the customer's account to the Company at the point of purchase.

COMPETITION

     The retail food industry is highly competitive. Marsh believes competitive factors include quality perishable products, service, price, location, product variety, physical layout and design of store interior, ease of ingress and egress to the store and minimal out-of-stock conditions. Marsh endeavors to concentrate its efforts on all of these factors with special emphasis on maintaining high quality store conditions, high quality perishable products, expanded service and specialty departments, and competitive pricing.

     The Company believes it is one of the largest supermarket chains operating in its market area. The Company's supermarkets are subject to competition from local, regional and national supermarket chains, independent supermarkets, and other retail formats, such as discount stores and wholesale clubs. The number of competitors and degree of competition experienced by the Company's supermarkets vary by location, with the Indianapolis metropolitan market generally being subject to more price competition than the smaller markets.

     In recent years, the principal supermarket chain competitors have been The Kroger Co. and Super Valu Food Stores, Inc., operating in the Indianapolis market through its "Cub Foods" stores. Meijer, Inc. currently operates three large food and general merchandise combination stores in the Company's Ohio market area, four stores in the Indianapolis market, and has five stores under construction that are scheduled to open during the next twelve months.

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

EMPLOYEES

     The Company has approximately 11,600 employees. Approximately 6,900 employees are employed on a part-time basis. All employees are non-union, except approximately 150 supermarket distribution facility employees who are unionized under two three-year collective bargaining agreements which extend to May, 1997. The Company considers its employee relations to be excellent.

REGULATORY MATTERS

     As a retailer of alcoholic beverages and gasoline, the Company is subject to federal and state statutes, ordinances and regulations concerning the storage and sale of these products. Current environmental laws and regulations require the removal or abandonment of underground storage tanks (USTs) at 25 Village Pantry locations prior to December, 1998. Earlier removal or abandonment would be required in the event any of these USTs fail any leak detection test, which the Company performs at least annually. All USTs at these 25 locations passed the most recent leak detection tests in December 1994, which results were consistent with data from the Company's established petroleum product inventory control program.

     The Company is aware of the existence of petroleum contamination at nine Village Pantry locations and has commenced remediation at each of these sites. The cost of remediation varies significantly depending on the extent, source and location of the contamination, geological and hydrological conditions and other factors. The cost to remove or abandon the remaining USTs and to remediate the known contamination at these nine locations has been estimated at approximately $960,000. The Company has charged this amount to earnings.

     The Company currently estimates the maximum aggregate cost remaining to be incurred in connection with compliance with existing environmental laws and regulations applicable to owners and operators of USTs will not exceed approximately $1.5 million through December 1998. This estimate of accrued or potential compliance costs does not consider any potential recovery the Company may receive from either the Indiana Underground Storage Tank Excess Liability Fund, which reimburses owners and operators of USTs for a portion of the costs incurred in connection with the remediation of soil and groundwater contamination, or from third parties which may be responsible for all or part of the contamination at one of the nine locations referenced above.

ITEM 2.  PROPERTIES

     The following table summarizes the per unit and aggregate size of the retail facilities operated by Marsh, together with an indication of the age of the total square footage operated.

                                          FOOTAGE    PER STORE
                                         OPERATED     AVERAGE    0-5 YEARS   5-10 YEARS   OVER 10 YEARS
                                         ---------   ---------   ---------   ----------   -------------
     Supermarkets......................  3,157,000     35,900        35%          33%           32%
     Convenience Stores................    504,000      2,740        28           35            37
                                         ---------
                                         3,661,000
                                          ========

     Owned and leased retail facilities are summarized as follows:

                                                                              CONVENIENCE
                                                               SUPERMARKETS     STORES
                                                               ------------   -----------
          Owned..............................................       33            124
          Leased:
            Fixed rentals only...............................       25             28
            Fixed plus contingent rentals....................       30             29
                                                                    --            ---
                                                                    55             57
                                                                    --            ---
                                                                    88            181
                                                               ==========     =========
          Lease expirations:
            Within five years................................       30             45
            Five to ten years................................       17              9
            Beyond ten years.................................        8              3
                                                                    --            ---
                                                                    55             57
                                                               ==========     =========

     All leases, except for two supermarkets and sixteen Village Pantry stores, have one to four renewal options for periods of two to five years each. The majority of leases provide for payment of property taxes, maintenance and insurance by the Company. In addition, the Company is obligated under leases for 27 closed stores, of which 23 were subleased at April 1, 1995.

     The non-perishable grocery products warehouse in Indianapolis is leased with an initial lease term expiring in 2000 and options available through 2014. The facility, constructed in 1969, is located on a 44 acre site and has a total of 409,000 square feet, of which 382,000 are utilized for grocery warehousing operations. The remainder consists of a catering banquet hall and office space.

     A 128,000 square foot refrigerated perishable products handling facility in Yorktown, Indiana, serves as the distribution center for meat, produce and delicatessen items. The leased facility was completed in 1981.

     Marsh owns an additional 388,000 square foot facility in Yorktown. Approximately 180,000 square feet of this facility is used as a distribution center for non-food products, approximately 21,000 square feet is used by the retail maintenance department, and an additional 55,000 square feet of warehouse space is leased to third parties. The portion of this facility formerly utilized for the corporate offices currently is vacant.

     The Company leases a 172,000 square foot warehouse in Indianapolis for storage of forward purchases of merchandise and seasonal items. A second 24,000 square foot warehouse in Indianapolis is leased for use as a product reclamation center.

     The 160,000 square foot corporate headquarters in Indianapolis is owned by the Company. This facility was completed and occupied in May 1991.

     CSDC owns a 210,000 square foot warehouse and distribution facility in Richmond, Indiana.

     One supermarket and two warehouses (considered owned for purposes of the foregoing analysis) are leased under equity lease arrangements pursuant to which ownership is transferred to the Company at the expiration of the leases.

ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings to which Marsh is a party which are material to its business, financial condition or results of operations or which would otherwise be required to be disclosed under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 1, 1995.

EXECUTIVE OFFICERS OF REGISTRANT

     Information required by Item 10 with respect to the Registrant's executive officers is set forth below. Each officer has been elected for a term to expire in August 1995 or upon election of his successor by the Board of Directors.

            NAME                         POSITION           AGE         FAMILY RELATIONSHIP
- -----------------------------------------------------------------------------------------------
DON E. MARSH.................  Chairman of the Board,       57      Son of Garnet R. Marsh,
                                 President and Chief                brother of C. Alan Marsh
                                 Executive Officer                  and of William L. Marsh

     Mr. Don E. Marsh has held his current position as President and Chief Executive Officer of the Company for more than the past five years. On May 2,
1991 he was elected Chairman of the Board of Directors, on which he has served as a member since 1959. He has been employed by the Company in various supervisory and executive capacities since 1961.
- --------------------------------------------------------------------------------

C. ALAN MARSH................  Vice Chairman of the Board   53      Son of Garnet R. Marsh,
                                 and Senior Vice President          brother of Don E. Marsh
                                  - Corporate Development           and William L. Marsh

     Mr. C. Alan Marsh has held his current position since February 23, 1992.
For more than five years prior thereto, he served as President and Chief
Operating Officer, Marsh Village Pantries, Inc. He has been employed by the Company in various supervisory and executive capacities since 1965.
- --------------------------------------------------------------------------------

P. LAWRENCE BUTT.............  Vice President, Counsel      53      None
                                 and Secretary

     Mr. P. Lawrence Butt has held his current position for more than the past five years. He has been employed by the Company in various executive capacities since 1977.
- --------------------------------------------------------------------------------

DOUGLAS W. DOUGHERTY.........  Vice President, Chief        51      None
                                 Financial Officer and
                                 Treasurer

     Mr. Douglas W. Dougherty has been employed by the Company as Chief
Financial Officer since March 1994. His prior experience includes senior financial executive positions with Hartmarx, Inc. from November 1990 to March 1994, and Lieberman Enterprises from August 1988 to November 1990.
- --------------------------------------------------------------------------------

WILLIAM L. MARSH.............  Vice President - General     51      Son of Garnet R. Marsh,
                                 Manager, Property                  brother of Don E. Marsh
                                 Management                         and C. Alan Marsh

     Mr. William L. Marsh has held his current position for more than the past five years. On May 2, 1991, he was elected a director of the Company. He has been employed by the Company in various supervisory and executive capacities since 1974.
- --------------------------------------------------------------------------------

            NAME                         POSITION           AGE         FAMILY RELATIONSHIP
- -----------------------------------------------------------------------------------------------
RONALD R. WALICKI............  President and Chief Operating 57     None
                                 Officer, Supermarket
                                 Division

     Mr. Ronald R. Walicki has held his current position since August 2, 1994. Prior thereto, he served as Executive Vice President, Supermarket Division since February 7, 1994, and President and Chief Operating Officer of Marsh Village Pantries, Inc. since February 1992. For more than five years prior to February 1992, he served as Vice President - General Manager, Supermarket Division. He
has been employed by the Company in various supervisory and management positions since 1965.
- --------------------------------------------------------------------------------

DAVID M. REDDEN..............  President and Chief Operating 47     None
                                 Officer, Village Pantry
                                 Division

     Mr. David M. Redden has held his current position since February 7, 1994. Prior thereto, he served as Vice President -- General Manager, Supermarket Division since February 1992, and as Vice President -- Warehousing and Transportation from April 1988 to February 1992. He has been employed by the Company in various supervisory and management positions since 1969.
- --------------------------------------------------------------------------------

MICHAEL D. CASTLEBERRY.......  Assistant Treasurer and      37      None
                                 Director of Corporate
                                 Accounting

     Mr. Michael D. Castleberry has held his current position, as Assistant Treasurer, since August 2, 1994. Prior thereto, he served as Director of Corporate Accounting since March 1991. Prior to March 1991 he served as Assistant Controller for Fleming Inc., at its Fort Worth, Texas division from September 1990, and as Vice President -- Finance for Falley's Food-4-Less from February 1988 to September 1990.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Information on Common Stock and Shareholder Matters on pages 19 and 35 of the annual report to shareholders for the year ended April 1, 1995 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected Financial Data on page 18 of the annual report to shareholders for the year ended April 1, 1995 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 through 22 of the annual report to shareholders for the year ended April 1, 1995 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements on pages 24 to 33 of the annual report to shareholders for the year ended April 1, 1995 are incorporated herein by reference.

     Quarterly Financial Data on page 19 of the annual report to shareholders for the year ended April 1, 1995 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     In accordance with Instruction G(3), except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after April 1, 1995, the end of the fiscal year covered by this report. As permitted by instruction G(3), the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries, included in the annual report to shareholders for the year ended April 1, 1995, are incorporated by reference in Item 8.

            Consolidated Balance Sheets as of April 1, 1995 and April 2, 1994.

            Consolidated Statements of Income for each of the three years in the period ended April 1, 1995.

            Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended April 1, 1995.

            Consolidated Statements of Cash Flows for each of the three years in the period ended April 1, 1995.

        (2) The following consolidated financial statement schedules of Marsh Supermarkets, Inc. and subsidiaries are included in Item 14(d):

            Note: All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

        (3) The following exhibits are included in Item 14(c):

        EXHIBIT
        NUMBER                                      DESCRIPTION
        ------        ------------------------------------------------------------------------
           3(a)    -- Restated Articles of Incorporation, as amended as of May 15, 1991 -
                      Incorporated by reference to Form 10-K for the year ended March 30,
                      1991.
            (b)    -- By-laws as amended as of August 7, 1990 -- Incorporated by reference to
                      Form 10-Q for the quarter ended January 5, 1991.
           4(a)    -- Articles V, VI and VII of the Company's Restated Articles of
                      Incorporation, as amended as of May 15, 1991 -- Incorporated by reference to Form 10-K for the year ended March 30, 1991.
            (b)    -- Articles I and IV of the Company's By-laws, as amended as of August 7,
                      1990 -- Incorporated by reference to Form 10-Q for the quarter ended
                      January 5, 1991.
            (c)    -- Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the Securities and Exchange
                      Commission upon its request -- Incorporated by reference to Form 10-K for the year ended March 27, 1987.
            (d)    -- Note Agreement, dated as of May 1, 1988, for $25,000,000 9.48% Senior
                      Notes due June 30, 2003 -- Incorporated by reference to Form 10-Q for the quarter ended June 25, 1988.
            (e)    -- Rights Agreement, dated as of August 1, 1989, between Marsh
                      Supermarkets, Inc. and National City Bank, as successor to Merchants
                      National Bank and Trust Company of Indianapolis -- Incorporated by
                      reference to Form 10-Q for the quarter ended October 14, 1989.
            (f)    -- Amendment No. 1, dated as of May 1, 1991, to Rights Agreement, dated as of August 1, 1989 -- Incorporated by reference to Form 10-K for the year ended March 30, 1991.
            (g)    -- Note Agreement, dated as of October 15, 1992, for $35,000,000 8.54%
                      Senior Notes, Series A, due December 31, 2007, and $15,000,000 8.13%
                      Senior Notes, Series B, due December 31, 2004 -- Incorporated by
                      reference to Registration Statement on Form S-2 (File No. 33-56738).
            (h)    -- Society National Bank, as Trustee, including form of Indenture --
                      Incorporated by reference to Registration Statement on Form S-2 (File
                      No. 33-56738).
          10(a)    -- Agreements between Ruan Leasing Company and Marsh Supermarkets, Inc., dated September 18, 1987 -- Incorporated by reference to Registration
                      Statement on Form S-2 (File No. 33-17730).
            (b)    -- Lease Agreements relating to warehouse located at 333 South Franklin
                      Road, Indianapolis, Indiana -- Incorporated by reference to Registration
                      Statement on Form S-2 (File No. 33-17730).
                      Management Contracts and Compensatory Plans
            (c)    -- Marsh Supermarkets, Inc. 1987 Stock Option Plan -- Incorporated by
                      reference to Registration Statement on Form S-8 (File No. 33-33427).

        EXHIBIT
        NUMBER                                      DESCRIPTION
        ------        ------------------------------------------------------------------------
            (d)    -- Amendment to the Marsh Supermarkets, Inc. 1987 Stock Option Plan --
                      Incorporated by reference to Proxy Statement, dated March 22, 1991, for a special meeting of shareholders held May 1, 1991.
            (e)    -- Amended and Restated Employment and Severance Agreements, dated December
                      3, 1992 -- Incorporated by reference to Registration Statement on Form
                      S-2 (File No. 33-56738).
            (f)    -- Severance Agreements, dated December 31, 1991 -- Incorporated by reference to Registration Statement on Form S-2 (File No. 33-56738).
            (g)    -- Marsh Supermarkets, Inc. 1980 Marsh Stock Plan -- Incorporated by
                      reference to Registration Statement on Form S-8 (File No. 2-74859).
            (h)    -- Amendment to the Marsh Supermarkets, Inc. 1980 Marsh Stock Plan --
                      Incorporated by reference to Proxy Statement, dated March 22, 1991, for a special meeting of shareholders held May 1, 1991.
            (i)    -- Supplemental Retirement Plan of Marsh Supermarkets, Inc. and
                      Subsidiaries -- Incorporated by reference to Registration Statement on
                      Form S-2 (File No. 33-17730).
            (j)    -- Indemnification Agreements -- Incorporated by reference to Form 10-Q for the quarter ended January 6, 1990.
            (k)    -- Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan --
                      Incorporated by reference to Proxy Statement, dated March 22, 1991, for a special meeting of shareholders held May 1, 1991.
            (l)    -- Marsh Supermarkets, Inc. Executive Life Insurance Plan - Incorporated by
                      reference to Form 10-K for the year ended March 30, 1991.
            (m)    -- Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability
                      Plan -- Incorporated by reference to Form 10-K for the year ended March
                      30, 1991.
            (n)    -- Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors --
                      Incorporated by reference to Proxy Statement, dated June 25, 1992, for the annual meeting of shareholders held August 4, 1992.
            (o)    -- Employment contracts, dated January 1, 1995 -- Incorporated by reference to Form 10-Q for the quarter ended January 7, 1995.
          11       -- Statement re: Computation of Per Share Earnings
          13       -- Annual Report to Shareholders (only portions specifically incorporated by reference are included herein)
          21       -- Subsidiaries of the Registrant
          23       -- Consent of Independent Auditors
          27       -- Financial Data Schedule (For SEC Use Only)

        (b) Reports on Form 8-K:

            There were no reports on Form 8-K filed by the Registrant with respect to the fourth quarter of its fiscal year ended April 1, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MARSH SUPERMARKETS, INC.

                                          By:       /s/  DON E. MARSH
                                            ------------------------------------
                                                        Don E. Marsh
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                     DATE
- ---------------------------------------------   -----------------------------   ----------------

                   /s/  DON E. MARSH            Chairman of the Board,             June 22, 1995
- ---------------------------------------------     President, Chief Executive
                Don E. Marsh                      Officer and Director

           /s/  DOUGLAS W. DOUGHERTY            Vice President, Chief              June 22, 1995
- ---------------------------------------------     Financial Officer and
            Douglas W. Dougherty                  Treasurer

          /s/  MICHAEL D. CASTLEBERRY           Assistant Treasurer and            June 22, 1995
- ---------------------------------------------     Director Corporate
           Michael D. Castleberry                 Accounting

                  /s/  C. ALAN MARSH            Vice Chairman of the Board         June 22, 1995
- ---------------------------------------------     and Senior Vice
                C. Alan Marsh                     President -- Corporate
                                                  Development and Director

                /s/  GARNET R. MARSH            Director                           June 22, 1995
- ---------------------------------------------
               Garnet R. Marsh

               /s/  WILLIAM L. MARSH            Vice President -- General          June 22, 1995
- ---------------------------------------------     Manager, Property
              William L. Marsh                    Management and Director

                 /s/  JACK E. BUCKLES           Director                           June 22, 1995
- ---------------------------------------------
               Jack E. Buckles

               /s/  CHARLES R. CLARK            Director                           June 22, 1995
- ---------------------------------------------
              Charles R. Clark

                /s/  STEPHEN M. HUSE            Director                           June 22, 1995
- ---------------------------------------------
               Stephen M. Huse

           /s/  JAMES K. RISK, III              Director                           June 22, 1995
- ---------------------------------------------
             James K. Risk, III

                  /s/  K. CLAY SMITH            Director                           June 22, 1995
- ---------------------------------------------
                K. Clay Smith

                                 EXHIBIT INDEX

EXHIBIT                                                                                 PAGE
NUMBER                                       DESCRIPTION                                 NO.
- ------        --------------------------------------------------------------------------------
   3(a)    -- Restated Articles of Incorporation, as amended as of May 15, 1991 --
              Incorporated by reference to Form 10-K for the year ended March 30, 1991.
    (b)    -- By-laws as amended as of August 7, 1990 -- Incorporated by reference to
              Form 10-Q for the quarter ended January 5, 1991.
   4(a)    -- Articles V, VI and VII of the Company's Restated Articles of
              Incorporation, as amended as of May 15, 1991 -- Incorporated by reference to Form 10-K for the year ended March 30, 1991.
    (b)    -- Articles I and IV of the Company's By-laws, as amended as of August 7,
              1990 -- Incorporated by reference to Form 10-Q for the quarter ended
              January 5, 1991.
    (c)    -- Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the Securities and Exchange
              Commission upon its request -- Incorporated by reference to Form 10-K for the year ended March 27, 1987.
    (d)    -- Note Agreement, dated as of May 1, 1988, for $25,000,000 9.48% Senior
              Notes due June 30, 2003 -- Incorporated by reference to Form 10-Q for the quarter ended June 25, 1988.
    (e)    -- Rights Agreement, dated as of August 1, 1989, between Marsh Supermarkets,
              Inc. and National City Bank, as successor to Merchants National Bank and
              Trust Company of Indianapolis -- Incorporated by reference to Form 10-Q for the quarter ended October 14, 1989.
    (f)    -- Amendment No. 1, dated as of May 1, 1991, to Rights Agreement, dated as of August 1, 1989 -- Incorporated by reference to Form 10-K for the year ended March 30, 1991.
    (g)    -- Note Agreement, dated as of October 15, 1992, for $35,000,000 8.54%
              Senior Notes, Series A, due December 31, 2007, and $15,000,000 8.13%
              Senior Notes, Series B, due December 31, 2004 -- Incorporated by
              reference to Registration Statement on Form S-2 (File No. 33-56738).
    (h)    -- Indenture dated as of February 15, 1993, between Marsh Supermarkets, Inc.
              and Society National Bank, as Trustee, including form of Indenture -
              Incorporated by reference to Registration Statement on Form S-2 (File No.
              33-56738).
  10(a)    -- Agreements between Ruan Leasing Company and Marsh Supermarkets, Inc., dated September 18, 1987 -- Incorporated by reference to Registration
              Statement on Form S-2 (File No. 33-17730).
    (b)    -- Lease Agreements relating to warehouse located at 333 South Franklin
              Road, Indianapolis, Indiana -- Incorporated by reference to Registration
              Statement on Form S-2 (File No. 33-17730).
              Management Contracts and Compensatory Plans
    (c)    -- Marsh Supermarkets, Inc. 1987 Stock Option Plan -- Incorporated by
              reference to Registration Statement on Form S-8 (File No. 33-33427).
    (d)    -- Amendment to the Marsh Supermarkets, Inc. 1987 Stock Option Plan --
              Incorporated by reference to Proxy Statement, dated March 22, 1991, for a special meeting of shareholders held May 1, 1991.
    (e)    -- Amended and Restated Employment and Severance Agreements, dated December
              3, 1992 -- Incorporated by reference to Registration Statement on Form
              S-2 (File No. 33-56738).

EXHIBIT                                                                                 PAGE
NUMBER                                       DESCRIPTION                                 NO.
- ------        --------------------------------------------------------------------------------
    (f)    -- Severance Agreements, dated December 31, 1991 -- Incorporated by reference to Registration Statement on Form S-2 (File No. 33-56738).
    (g)    -- Marsh Supermarkets, Inc. 1980 Marsh Stock Plan -- Incorporated by
              reference to Registration Statement on Form S-8 (File No. 2-74859).
    (h)    -- Amendment to the Marsh Supermarkets, Inc. 1980 Marsh Stock Plan --
              Incorporated by reference to Proxy Statement, dated March 22, 1991, for a special meeting of shareholders held May 1, 1991.
    (i)    -- Supplemental Retirement Plan of Marsh Supermarkets, Inc. and
              Subsidiaries -- Incorporated by reference to Registration Statement on
              Form S-2 (File No. 33-17730).
    (j)    -- Indemnification Agreements -- Incorporated by reference to Form 10-Q for the quarter ended January 6, 1990.
    (k)    -- Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan --
              Incorporated by reference to Proxy Statement, dated March 22, 1991, for a special meeting of shareholders held May 1, 1991.
    (l)    -- Marsh Supermarkets, Inc. Executive Life Insurance Plan -- Incorporated by
              reference to Form 10-K for the year ended March 30, 1991.
    (m)    -- Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability
              Plan -- Incorporated by reference to Form 10-K for the year ended March
              30, 1991.
    (n)    -- Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors --
              Incorporated by reference to Proxy Statement, dated June 25, 1992, for the annual meeting of shareholders held August 4, 1992.
    (o)    -- Employment contracts, dated January 1, 1995 -- Incorporated by reference to Form 10-Q for the quarter ended January 7, 1995.
  11       -- Statement re: Computation of Per Share Earnings
  13       -- Annual Report to Shareholders (only portions specifically incorporated by reference are included herein)
  21       -- Subsidiaries of the Registrant
  23       -- Consent of Independent Auditors
  27       -- Financial Data Schedule (For SEC Use Only)