Form 10-Q
period 1995-06-24
MARSH SUPERMARKETS INC
filed 1995-08-08
CIK 62737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 24, 1995

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


         Number of shares outstanding of each of the issuer's classes of common stock as of June 24, 1995:

         Class A Common Stock  -             3,851,898  shares
         Class B Common Stock  -             4,573,855  shares
                                             ---------
                                             8,425,753  shares
                                             =========

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                            MARSH SUPERMARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                        12 Weeks Ended
                                                    ----------------------
                                                    June 24,      June 25,
                                                    --------      --------
                                                      1995           1994
                                                      ----           ----
 Sales and other revenues                           $319,587      $302,489

 Costs and expenses:
 Cost of merchandise sold, including
    warehousing and transportation                   240,861       229,892
                                                    --------      --------
 Gross Profit                                         78,726        72,597
 Selling, general and administrative                  66,520        61,390
 Depreciation and amortization                         4,234         4,265
                                                    --------      --------
 Operating profit                                      7,972         6,942
 Interest and debt expense amortization                3,050         3,144
                                                    --------      --------
 Income before income taxes                            4,922         3,798
 Income taxes                                          1,787         1,418
                                                    --------      --------
 Net income                                         $  3,135      $  2,380
                                                    ========      ========

 Earnings per common share:
   Primary                                          $    .37      $    .28
                                                    ========      ========
   Fully diluted                                    $    .34      $    .27
                                                    ========      ========

 Dividends per share                                $    .11      $    .11
                                                    ========      ========


           See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   June 24,         April 1,      June 25,
                                                                   --------         --------      --------
                                                                     1995             1995          1994
                                                                     ----             ----          ----
                                                                  (Unaudited)       (Note A)     (Unaudited)
   ASSETS
   Current assets:
     Cash and equivalents                                           $   8,923       $  15,366     $  24,543
     Accounts receivable                                               22,893          18,186        18,124
     Inventories, less LIFO reserve; June 24, 1995 - $18,986;
         April 1, 1995 - $18,880; June 25, 1994 - $18,732              84,669          83,284        82,403
     Prepaid expenses                                                   4,117           4,694         3,912
     Recoverable income taxes                                               -             504             -
     Deferred income taxes                                              3,914           3,810         2,437
                                                                    ---------       ---------     ---------
         Total current assets                                         124,516         125,844       131,419
   Property and equipment, less  allowances for depreciation          227,683         224,369       220,663
   Other assets                                                        28,181          28,360        16,631
                                                                    ---------       ---------     ---------
                                                                    $ 380,380       $ 378,573     $ 368,713
                                                                    =========       =========     =========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable to bank                                          $   3,976       $   7,000     $       -
     Accounts payable                                                  51,657          48,871        48,267
     Accrued liabilities                                               39,631          38,700        34,665
     Current maturities of long-term liabilities                        7,419           7,142         7,278
                                                                    ---------       ---------     ---------
          Total current liabilities                                   102,683         101,713        90,210

   Long-term liabilities:
     Long-term debt                                                   133,264         133,939       138,132
     Capital lease obligations                                          8,789           9,163        10,031
                                                                    ---------       ---------     ---------
         Total long-term liabilities                                  142,053         143,102       148,163

   Deferred items:
      Income taxes                                                     12,445          12,531        12,653
      Other                                                             6,548           6,913         6,443
                                                                    ---------       ---------     ---------
          Total deferred items                                         18,993          19,444        19,096

   Shareholders' Equity:
     Common stock, Classes A and B (Note B)                            24,784          24,526        24,013
     Retained earnings                                                 99,290          97,078        93,654
     Cost of common stock in treasury                               (   7,129)      (   6,978)    (   6,070)
     Notes receivable - stock options                               (     294)      (     312)    (     353)
                                                                    ---------       ---------     ---------
          Total shareholders' equity                                  116,651         114,314       111,244

                                                                    $ 380,380       $ 378,573     $ 368,713
                                                                    =========       =========     =========


           See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                       12 Weeks Ended
                                                                  --------------------------
                                                                   June 24,        June 25,
                                                                  ----------      ----------
                                                                     1995             1994
                                                                     ----             ----
OPERATING ACTIVITIES
Net income                                                        $    3,135      $    2,380
Adjustments to reconcile net income to net
         cash provided by operating activities:
    Depreciation and amortization                                      4,234           4,265
    Amortization of other assets                                       1,297           1,502
    Changes in operating assets and liabilities                   (    1,810)          1,433
    Other operating activities                                    (      318)     (      282)
                                                                  ----------      ----------
Net cash provided by operating activities                              6,538           9,298

INVESTING ACTIVITIES
Net acquisition of property, equipment and land
   for expansion                                                  (    7,151)     (    2,304)
Other investing activities                                        (      761)     (      912)
                                                                  ----------      ----------
Net cash used for investing activities                            (    7,912)     (    3,216)

FINANCING ACTIVITIES
Proceeds (payments) short-term borrowing, net                     (    3,024)     (    4,000)
Proceeds of long-term borrowing                                        6,000               -
Repayments of long-term debt and capital leases                   (    6,772)     (      722)
Purchase of shares for treasury                                   (      349)              -
Cash dividends paid                                               (      924)     (      929)
                                                                  ----------      ----------
Net cash used for financing activities                            (    5,069)     (    5,651)
                                                                  ----------      ----------

Net increase (decrease) in cash and equivalents                   (    6,443)            431

Cash and equivalents at beginning of period                           15,366          24,112
                                                                  ----------      ----------
Cash and equivalents at end of period                             $    8,923      $   24,543
                                                                  ==========      ==========

           See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands except per share amounts or as otherwise noted)



JUNE 24, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. This report should be read in conjunction with the Company's Consolidated Financial Statements for the year ended April 1, 1995. The balance sheet at April 1, 1995, has been derived from the audited financial statements at that date.

The Company's fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to "1996" and "1995" relate to the fiscal years ending March 30, 1996 and April 1, 1995, respectively.

The condensed consolidated financial statements for the twelve week periods ended June 24, 1995 and June 25, 1994, respectively, were not audited by independent auditors. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a condensed basis, the financial position, results of operations and cash flows for the periods presented.

Operating results, for the twelve week period ended June 24, 1995, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 30, 1996.

NOTE B -- COMMON STOCK
Class A Common Stock and Class B Common Stock have 15 million shares authorized each. On June 24, 1995, April 1, 1995 and June 25, 1994, there were 3,851,898, 3,877,723 and 3,932,598 shares of Class A Common Stock outstanding and 4,573,855, 4,536,664 and 4,509,404 shares of Class B Common Stock outstanding, respectively.

In June 1995, the Company authorized an increase in its previously announced stock repurchase plan from $2 million to $4 million. Through June 24, 1995, the Company repurchased 157,475 shares at a cost of $1.7 million. The Company expects to purchase the remaining shares, from time to time in the open market, at prices under $14 per share. The total number of shares affected by this plan would represent approximately 4% of the common shares outstanding.

During the quarter ended June 24, 1995, the Company completed the acquisition of Martz & Associates Food Services, Inc. Martz consists of three divisions; corporate cafeteria management, machine vending, and catering. The purchase price consisted of $1.0 million cash and the issuance of 43,416 shares of Class B Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year ending March 30, 1996.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components.

                                                             First Quarter
                                                  ----------------------------------
                                                  Percent of Revenues
                                                  -------------------        Percent
                                                   1996         1995         Change
                                                   ----         ----         ------
Sales and other revenues                          100.0%       100.0%         5.7%
Gross profit                                       24.6%        24.0%         8.4%
Selling, general and administrative                20.8%        20.3%         8.4%
Depreciation and amortization                       1.3%         1.4%       ( 0.7)%
Operating profit                                    2.5%         2.3%        14.8%
Interest and debt expense amortization              0.9%         1.0%       ( 3.0%)
Income taxes                                        0.6%         0.5%        26.0%
Net income                                          1.0%         0.8%        31.7%


SALES AND OTHER REVENUES
Consolidated sales and other revenues for the first quarter of 1996 increased $17.1 million, or 5.7%, to $319.6 million from $302.5 million in the first quarter of 1995. Approximately $8.9 million of the increase was from supermarket and convenience store retail sales, $4.7 million from wholesale sales to non-related parties by Convenience Store Distributing Company (CSDC), and $2.9 million from the food services division. Retail revenues (excluding fuel sales) increased 5.2%, to $284.2 million from $270.2 million in the comparable period of the prior year. Sales in comparable stores (including replacement stores and format conversions) increased 1.1% in the first quarter of 1996, compared to the comparable quarter of 1995. Low rates of food price inflation and intense competition in the Indianapolis market continued to constrain comparable store sales growth. The increased revenue at CSDC resulted primarily from volume increases from existing customers. The increased revenue in the food services division was the result of the January 1995 acquisition of Crystal Catering and the May 1995 acquisition of Martz and Associates Food Services, Inc.

GROSS PROFIT
Gross profit is net of warehousing, transportation, and promotional expenses. Gross profit for the first quarter of 1996 increased $6.1 million, or 8.4%, to $78.7 million from $72.6 million in the comparable quarter of the prior year. As a percentage of sales and other revenues, gross profit improved 0.6% to 24.6%. The increase was primarily attributable to the food services division acquisitions of Crystal Catering and Martz & Associates Food Services, Inc., and improvements in the Supermarket and CSDC divisions. Gross margin in the Village Pantry decreased due to a disproportionate increase in fuel sales, which have a lower gross margin than food products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the first quarter of 1996 increased $5.1 million, or 8.4%, to $66.5 million from $61.4 million in the first quarter of 1995. As a percentage of sales and other revenues, selling, general and administrative expenses in the first quarter of 1996 increased 0.5% to 20.8% from 20.3% in the comparable quarter of 1995. The increase was primarily attributable to increased selling expenses. Wage expenses in like-stores increased 2.3% from the first quarter of 1995. This increase was attributable to a tight labor market, brought on by a strong economy in the Company's market area, resulting in a shift to a higher full- time employee ratio, wage increases, and increased overtime levels.

DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense, as a percentage of sales and other revenues, was 1.3% for the first quarter of 1996, and was virtually unchanged from the comparable period of the prior year.

OPERATING PROFIT
Operating profit for the first quarter of 1996 increased $1.1 million, or 14.8%, to $8.0 from $6.9 million for the comparable quarter of 1995, and increased as a percentage of sales and other revenues to 2.5% from 2.3% for the comparable quarter of 1995. The $6.1 million improvement in gross profit was partially offset by a $5.1 million increase in selling, general and administrative expenses.

INTEREST EXPENSE
Interest expense in the first quarter of 1996 decreased $0.1 million from the first quarter of 1995. The reduction resulted from lower principal balances and a slightly increased level of capitalized construction interest.

INCOME TAXES
For the first quarter of 1996, the effective income tax rate was 36.3% compared to 37.3% for the comparable quarter of the prior year. The effective rate decrease was due primarily to additional state income tax provisions in the comparable quarter of the prior year.

NET INCOME
Net income for the first quarter of 1996 increased $0.7 million, or 31.7%, to $3.1 million from $2.4 million for the comparable quarter of the prior year. As a percentage of sales and other revenues, net income increased to 1.0% in the first quarter of 1996, from 0.8% in the comparable quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES
Capital expenditures for the first quarter of 1996 amounted to $7.2 million. During the first quarter of 1996, the major capital projects included the following stores:

                                                 Square
                                                 ------
   Store Type                Category            Feet         Location             Status
   ----------                --------            ----         --------             ------
   Superstore                New                 81,468       Lafayette, IN        Open *
   Supermarket               Replacement         60,397       Muncie, IN           Open *
   Supermarket               New                 57,294       Indianapolis, IN     Under Construction
   LoBill                    Conversion          37,778       Anderson, IN         Open
   LoBill                    Conversion          25,704       Anderson, IN         Open
   LoBill                    Conversion          26,800       Muncie, IN           Open
   Convenience               New                  4,624       Muncie, IN           Open *
* Opened subsequent to June 24, 1995

The Company is currently pursuing development of the following projects: (i) a 60,000 square foot replacement supermarket in Greenwood, Indiana, (ii) a 60,000 square foot replacement supermarket in Muncie, Indiana, (iii) an 80,000 square foot replacement supermarket in Carmel, Indiana, (iv) a new 32,500 square foot LoBill in Lebanon, Indiana, and (v) six additional Village Pantry stores.

Completion of the projects above, net of store closings, will add approximately 10% to retail square footage. The Company is also pursuing the acquisition of several additional sites for future development. The estimated cost of these projects in 1996, including routine capital expenditures, approximates $43 million. Of this amount, it is anticipated that equipment leasing will fund approximately $11 million. The replacement supermarket in Muncie, Indiana will be leased. The Company believes it can finance the balance of its planned capital expenditures with internally generated funds.

The Company's plans with respect to store construction, expansion and remodeling may be revised in light of changing conditions, such as competitive influences, its ability to negotiate successfully site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays.

The Company's revolving credit agreements provide for borrowings up to $35 million. No amounts were outstanding under these agreements at June 24, 1995. The Company has additional commitments from various banks for up to $15 million in short-term borrowings, at rates not greater than the prime rates of the committed banks. Under these agreements $4.0 million was outstanding at June 24, 1995.

The Company's capital requirements are traditionally financed through internally generated funds and long-term borrowings including lease financings. Of the total long-term debt and capital lease obligations at June 24, 1995, 98% are at fixed rates of interest averaging 8.9%, while the remaining 2% are at variable rates of interest averaging 7.1%.

The Company anticipates continued access to its historical financing sources such as long-term debt placements and leases, including capital and operating leases for its expansion activities; however, the Company's Senior Notes prohibit additional long-term borrowings if the Company's total long-term liabilities, including capital lease obligations, would exceed 60% of the Company's consolidated net tangible assets. Under the most restrictive of these borrowing limitations, additional long-term borrowings are limited to approximately $25.8 million as of June 24, 1995. The Senior Notes also prohibit the Company from entering into any operating leases having an original term greater than three years, unless consolidated income available for fixed charges, as defined in the Senior Note agreements, exceeds 150% of fixed charges in three of the four most recently completed fiscal years. As of April 1, 1995, consolidated income available for fixed charges exceeded 150% of fixed charges in two of the four most recently completed fiscal years. Accordingly, pursuant to the terms of the Senior Notes, the Company will not be able to enter into any lease with a term in excess of three years in 1996.


                          PART II -- OTHER INFORMATION

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

Item 3. Defaults upon Senior Securities or Rights of Holders Thereof Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable.

Item 5.  Other Information
         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K
         (a)     The following exhibits are included herein:

                 Exhibit 11-- Statement Re:  Computation of Earnings Per Share

                 Exhibit 27-- Financial Data Schedule for the quarter for which this report is filed.

         (b)     Reports on Form 8-K

                 No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MARSH SUPERMARKETS, INC.



August 4, 1995                      By: /s/ Douglas W. Dougherty
                                       ----------------------------------------
                                       Douglas W. Dougherty
                                       Vice President, Chief Financial Officer
                                       and Treasurer




August 4, 1995                      By: /s/ Michael D. Castleberry
                                       ---------------------------------------
                                       Michael D. Castleberry
                                       Chief Accounting Officer,
                                       Assistant Treasurer and
                                       Director of Corporate Accounting

                     Exhibit Index                                   Page Number
                     -------------                                   -----------

Exhibit 11 Statement Re:  Computation of Earnings Per Share              11

Exhibit 27  Financial Data Schedule (SEC use only)                       12