Form 10-Q
period 1995-10-14
MARSH SUPERMARKETS INC
filed 1995-11-16
CIK 62737

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 14, 1995

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


    Number of shares outstanding of each of the issuer's classes of common stock as of October 14, 1995:

                  Class A Common Stock  -    3,850,698  shares
                  Class B Common Stock  -    4,544,855  shares
                                             ---------
                                             8,395,553  shares
                                             =========

                        PART I  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                          MARSH SUPERMARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands except per share amounts)
                                 (Unaudited)

                                                        16 Weeks Ended                 28 Weeks Ended
                                                  -------------------------     ----------------------------
                                                  October 14,   October 15,     October 14,      October 15,
                                                  -----------   -----------     -----------      -----------
                                                      1995          1994            1995            1994
                                                      ----          ----            ----            ----
 Sales and other revenues                           $425,781      $397,029        $745,386        $699,400

 Costs and expenses:
 Cost of merchandise sold, including
    warehousing and transportation                   320,743       301,571         561,605         531,461
 Selling, general and administrative                  91,891        81,953         158,429         143,227
 Depreciation and amortization                         5,779         5,597          10,013           9,862
                                                    --------      --------        --------        --------
 Operating profit                                      7,368         7,908          15,339          14,850
 Interest and debt expense amortization                3,855         4,023           6,905           7,167
                                                    --------      --------        --------        --------
 Income before income taxes                            3,513         3,885           8,434           7,683
 Income taxes                                          1,282         1,499           3,068           2,917
                                                    --------      --------        --------        --------
 Net income                                         $  2,231      $  2,386        $  5,366        $  4,766
                                                    ========      ========        ========        ========

 Earnings per common share:
   Primary                                          $    .26      $    .28        $    .64        $    .56
                                                    ========      ========        ========        ========

   Fully diluted                                    $    .26      $    .27        $    .60        $    .54
                                                    ========      ========        ========        ========

 Dividends per share                                $    .11      $    .11        $    .22        $    .22
                                                    ========      ========        ========        ========

          See notes to condensed consolidated financial statements.

                           MARSH SUPERMARKETS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                  October 14,      April 1,    October 15,
                                                                  -----------      --------    -----------
                                                                     1995            1995          1994
                                                                     ----            ----          ----
                                                                  (Unaudited)      (Note A)    (Unaudited)
 ASSETS
 Current assets:
   Cash and equivalents                                             $ 10,196       $ 15,365      $ 20,469
   Accounts receivable                                                19,632         18,117        18,442
   Inventories, less LIFO reserve; October 14, 1995 - $19,042;
     April 1, 1995 - $18,880; October 15, 1994 - $18,942              92,235         82,408        87,174
   Prepaid expenses                                                    5,618          5,538         4,783
   Recoverable income taxes                                                -            504             -
   Deferred income taxes                                               4,053          3,810         2,488
                                                                    --------       --------      --------
       Total current assets                                          131,734        125,742       133,356
 Property and equipment, less allowances for depreciation            232,435        224,369       222,322
 Other assets                                                         24,557         28,360        17,053
                                                                    --------       --------      --------
                                                                    $388,726       $378,471      $372,731
                                                                    ========       ========      ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Notes payable to bank                                            $    600       $  7,000      $  1,500
   Accounts payable                                                   54,894         50,611        51,157
   Accrued liabilities                                                36,477         34,620        34,513
   Current maturities of long-term liabilities                         7,321          7,142         7,350
                                                                    --------       --------      --------
        Total current liabilities                                     99,292         99,373        94,520

 Long-term liabilities:
   Long-term debt                                                    144,977        133,939       134,937
   Capital lease obligations                                           5,560          9,163         9,710
                                                                    --------       --------      --------
       Total long-term liabilities                                   150,537        143,102       144,647

 Deferred items:
    Income taxes                                                      12,331         12,531        12,752
    Other                                                              8,961          9,151         8,524
                                                                    --------       --------      --------
        Total deferred items                                          21,292         21,682        21,276

 Shareholders' Equity:
   Common stock, Classes A and B (Note B)                             24,784         24,526        24,013
   Retained earnings                                                 100,596         97,078        95,116
   Cost of common stock in treasury                                   (7,476)        (6,978)       (6,477)
   Notes receivable - stock options                                     (299)          (312)         (364)
                                                                    --------       --------      --------
        Total shareholders' equity                                   117,605        114,314       112,288

                                                                    $388,726       $378,471      $372,731
                                                                    ========       ========      ========


          See notes to condensed consolidated financial statements.

                           MARSH SUPERMARKETS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                                            28 Weeks Ended
                                                                     ----------------------------
                                                                     October 14,      October 15,
                                                                     -----------      -----------
                                                                        1995             1994
                                                                        ----             ----
 OPERATING ACTIVITIES
 Net income                                                           $  5,366         $  4,766
 Adjustments to reconcile net income to net
          cash provided by operating activities:
     Depreciation and amortization                                      10,013            9,862
     Amortization of other assets                                        2,931            3,510
     Changes in operating assets and liabilities                        (5,219)             282
     Other operating activities                                         (1,246)              81
                                                                      --------         --------
 Net cash provided by operating activities                              11,845           18,501

 INVESTING ACTIVITIES
 Net acquisition of property, equipment and land                       (14,036)         (10,975)
 Other investing activities                                             (1,994)          (2,239)
                                                                      --------         --------
 Net cash used for investing activities                                (16,030)         (13,214)

 FINANCING ACTIVITIES
 Payments short-term borrowing, net                                     (6,400)          (2,500)
 Proceeds of long-term borrowing                                        21,000                -
 Repayments of long-term debt and capital leases                       (13,386)          (4,166)
 Purchase of shares for treasury                                          (347)            (407)
 Cash dividends paid                                                    (1,851)          (1,857)
                                                                      --------         --------
 Net cash used for financing activities                                   (984)          (8,930)
                                                                      --------         --------

 Net decrease in cash and equivalents                                   (5,169)          (3,643)

 Cash and equivalents at beginning of period                            15,365           24,112
                                                                      --------         --------
 Cash and equivalents at end of period                                $ 10,196         $ 20,469
                                                                      ========         ========


          See notes to condensed consolidated financial statements.

                           MARSH SUPERMARKETS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands except per share amounts or as otherwise noted)


OCTOBER 14, 1995

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

The condensed consolidated financial statements for the sixteen and twenty-eight week periods ended October 14, 1995 and October 15, 1994, respectively, were not audited by independent auditors. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a condensed basis, the financial position, results of operations and cash flows for the periods presented. Certain items were reclassified for the sixteen and twenty-eight week periods ended October 15,1994 to conform with the basis of presentation used for the comparable periods ended October 14, 1995.

Operating results, for the twenty-eight week period ended October 14, 1995, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 30, 1996.

NOTE B -- COMMON STOCK
Class A Common Stock and Class B Common Stock have 15 million shares authorized each. On October 14, 1995, April 1, 1995 and October 15, 1994, there were 3,850,698, 3,877,723 and 3,900,298 shares of Class A Common Stock outstanding and 4,544,855, 4,536,664 and 4,505,804 shares of Class B Common Stock outstanding, respectively.

In June 1995, the Company authorized an increase in its previously announced stock repurchase plan from $2 million to $4 million. Through October 14, 1995, the Company repurchased 187,675 shares at an aggregate cost of $2.0 million. The Company expects to continue purchasing shares pursuant to the plan at prices under $14 per share. The total number of shares that could be affected by this plan represents approximately 4% of the currently outstanding common stock.

During the quarter ended June 24, 1995, ALLtimate Catering, the Company's food services operation, acquired the assets of Martz & Associates Food Services, Inc. and its affiliated company, Carefree Catering, Inc. The purchase price consisted of $1.0 million cash and the issuance of 43,416 shares of Class B Common Stock.

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

                                                            Second Quarter                         Year-to-Date
                                                  --------------------------------      --------------------------------
                                                  Percent of Revenues                   Percent of Revenues
                                                  -------------------      Percent      -------------------      Percent
                                                   1996         1995       Change         1996        1995       Change
                                                   ----         ----       ------         ----        ----       ------
 Sales and other revenues                         100.0%       100.0%        7.2%        100.0%      100.0%        6.6%
 Gross profit                                      24.7%        24.0%       10.0%         24.7%       24.0%        9.4%
 Selling, general and administrative               21.6%        20.6%       12.1%         21.3%       20.5%       10.6%
 Depreciation and amortization                      1.4%         1.4%        3.3%          1.3%        1.4%        1.5%

 Operating profit                                   1.7%         2.0%       (6.8%)         2.1%        2.1%        3.3%
 Interest and debt expense amortization             0.9%         1.0%       (4.2%)         0.9%        1.0%       (3.7%)
 Income taxes                                       0.3%         0.4%      (14.5%)         0.4%        0.4%        5.2%
 Net income                                         0.5%         0.6%       (6.5%)         0.7%        0.7%       12.6%


SALES AND OTHER REVENUES
Consolidated sales and other revenues increased $28.8 million, or 7.2%, to $425.8 million in the second quarter of 1996, compared to the same quarter of 1995. Approximately $14.9 million of the increase was from supermarket and convenience store retail operations, $7.1 million from wholesale sales to non-related parties by Convenience Store Distributing Company (CSDC), and $6.0 million from the food services operation. Retail sales (excluding fuel sales) increased 4.7%. Sales in comparable stores (including replacement stores and format conversions) increased 0.9% from the second quarter of 1995. Low rates of food price inflation and competitive activity continued to constrain comparable store sales growth. The increased revenue at CSDC resulted from the addition of 100 new customers and volume increases from existing customers. At the end of the current quarter, CSDC serviced 1,400 non-related stores. This compared to 1,300 non-related stores, at the end of the same quarter of 1995. Revenues, for the second quarter of 1996, included $435,000 of gains from asset disposals.

For the twenty-eight weeks ended October 14, 1995, consolidated sales and other revenues increased $46.0 million, or 6.6%, to $745.4 million, compared to the same twenty-eight weeks of 1995. Approximately $23.8 million of the increase was from supermarket and convenience store retail operations, $11.8 million from wholesale sales to non-related parties by CSDC, and $9.6 million from the food services operation. Retail sales (excluding fuel sales) increased 4.0%. Sales in comparable stores (including replacement stores and format conversions) increased 1.0% from the same twenty-eight weeks of 1995. CSDC's revenue increase resulted from the addition of 100 new customers and volume increases from existing customers. For the twenty-eight weeks of 1996, revenues included $728,000 of gains from asset disposals.


GROSS PROFIT
Gross profit is net of warehousing, transportation, and promotional expenses. Gross profit increased $9.6 million, or 10.0%, to $105.0 million in the second quarter of 1996, from the comparable quarter of the prior year. This increase was primarily attributable to the food services operation, accompanied by increases in the retail and wholesale operations, and the previously discussed gains from asset disposals. As a percentage of revenue, gross profit improved 0.7%. The improvement in gross profit, as a percentage of revenues, is largely attributable to the eight fold increase in the sales of the food services operation, whose gross margins generally exceed twice the average of the Company's other divisions.

For the twenty-eight weeks ended October 14, 1995, gross profit increased $15.8 million, or 9.4%, to $183.8 million, from the comparable period of the prior year. The gross profit increase was primarily attributable to a $6.7 million increase from the food services operation, accompanied by improvements in the retail and wholesale operations, and the previously discussed asset disposals. As a percentage of revenue, gross profit improved 0.7%. The improvement, as a percentage of revenue, is attributable to the supermarket, CSDC, and food services operations.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased $9.9 million, or 12.1%, to $91.9 million, from the second quarter of 1995. As a percentage of revenue, these expenses increased to 21.6% as compared to 20.6% in the comparable quarter of 1995. The increased expenses were primarily attributable to an increase of $3.6 million in the food services operation and increased selling expenses in the supermarket and convenience store operations. Retail wage and benefit expenses increased $3.0 million from the second quarter of 1995. A tight labor market and the resulting shift to a higher full time employee ratio, wage increases, and increased overtime levels caused wages in identical stores to increase 2.2% from the second quarter of 1995. During the second quarter of 1996, the Company incurred $335,000 in pre-opening expenses.

For the twenty-eight weeks ended October 14, 1995, selling, general and administrative expenses increased $15.2 million, or 10.6%, to $158.4 million, from the comparable period of 1995. As a percentage of revenue, these expenses increased to 21.3% as compared to 20.5% in the comparable period of 1995. The increase is primarily attributable to an increase of $5.6 million in the food services operation and increased selling expenses in the supermarkets and convenience stores. Retail wage and benefit expenses increased $4.1 million from the comparable quarters of 1995. In identical stores, wages increased 2.2% from the comparable period of 1995. As previously discussed, this increase was the result of a tight labor market. To respond to increased competitive activity in several key market areas, advertising expense increased by $1.2 million in the supermarket operation.


DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense increased $182,000, or 3.3%, to $5.8 million, from the second quarter of 1995. As a percentage of revenues, depreciation and amortization expense at 1.4% for the second quarter of 1996, was virtually unchanged from the comparable quarter of the prior year.

For the twenty-eight weeks ended October 14, 1995, depreciation and amortization expense increased $151,000, or 1.5%, to $10.0 million, from the comparable period of 1995. As a percentage of revenues, depreciation and amortization expense was 1.3% for the twenty-eight weeks ended October 14, 1995, compared to 1.4% for the comparable weeks of the prior year.


OPERATING PROFIT
Operating profit (earnings from continuing operations before interest and taxes) was $7.4 million, or 1.7% of revenue, for the second quarter of 1996. This compares to $7.9 million, or 2.0% of revenue, in the comparable period of 1995. The gross profit improvement of $9.6 million partially offset the $9.9 million increase in selling, general and administrative expenses.

For the twenty-eight weeks ended October 14, 1995, operating profit was $15.3 million, or 2.1% of revenue, compared to $14.9 million, or 2.1% of revenue, in the comparable period of 1995. The improvement in operating profit resulted from the $15.8 million improvement in gross profit, which was partially offset by the

$15.2 million increase in selling, general and administrative expenses and the $151,000 increase in depreciation.


INTEREST EXPENSE
Interest expense in the second quarter of 1996 declined $168,000, or 4.2%, from the second quarter of 1995. For the twenty-eight weeks ended October 14, 1995, interest expense declined $262,000, or 3.7%, to $6.9 million. The second quarter and twenty-eight week decline resulted from lower principal balances and an increased level of capitalized construction interest.


INCOME TAXES
For the quarter ended October 14, 1995, the effective income tax rate was 36.5% compared to 38.6% for the comparable period of the prior year. For the twenty-eight weeks ended October 14, 1995, the effective income tax rate was 36.4% compared to 38.0% for the comparable period of the prior year. The effective rate decrease was due primarily to an increased level of targeted jobs and research and experimental credits in the current year.


NET INCOME
Net income for the sixteen weeks ended October 14, 1995 was $2.2 million, or 0.5% of revenue, compared to $2.4 million, or 0.6% of revenue, for the comparable period of the prior year. For the twenty-eight weeks ended October 14, 1995, net income was $5.4 million, or 0.7% of revenue, compared to $4.8 million, or 0.7% of revenue, for the comparable period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES
The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases.

During the second quarter of 1996, the following stores opened or were under construction:

                                                  Square
                                                  ------
      Store Type              Category             Feet        Location             Status
      ----------              --------             ----        --------             ------
      Superstore              New                 81,468       Lafayette, IN        Open
      Supermarket             Replacement         60,397       Muncie, IN           Open
      Supermarket             New                 57,294       Indianapolis, IN     Open *
      LoBill                  Conversion          22,400       Indianapolis, IN     Open
      Convenience             New                  4,624       Muncie, IN           Open

* Opened subsequent to October 14, 1995

The Company is currently pursuing development of the following projects: (i) a 60,000 square foot, replacement supermarket in Greenwood, Indiana, (ii) a 60,000 square foot, replacement supermarket in Muncie, Indiana, and (iii) thirteen additional Village Pantry stores.

Completion of the projects above, net of store closings, will add approximately 8% to retail square footage. The Company is also pursuing the acquisition of several additional sites for future development. The estimated 1996 cost of these projects, including routine capital expenditures, approximates $45 million. Of this amount, it is anticipated equipment leasing will fund approximately $11 million. The Company is leasing the recently opened Muncie, Indiana supermarket. The Company believes it can finance the remaining $30 million balance of its planned capital expenditures with internally generated funds. The estimated cost of these projects which is expected to carryforward to 1997, including routine capital expenditures, approximates an additional $30 million.

The Company's plans with respect to store construction, expansion and remodeling may be revised in light of changing conditions, such as competitive influences, its ability to negotiate successfully site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible some projects described above may not commence, others may be added, and a portion of the planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year.

The Company's revolving credit agreements provide for borrowings up to $40 million, of which $15 million was utilized at October 14, 1995. Additionally, the Company has commitments from various banks for short-term borrowings up to $25 million at rates equal to, or below, the prime rates of the committed banks.

Of the total long-term debt and capital lease obligations outstanding at October 14, 1995, fixed rate obligations comprised 88% at an average interest rate of 8.8%. The remaining 12% are at variable rates averaging 6.8%.

The Company anticipates continued access to its historical financing sources such as long-term debt placements and leases, including capital and operating leases for its expansion activities; however, the Company's senior note agreements preclude additional long-term borrowings if total long-term liabilities, including capital lease obligations, would exceed 60% of consolidated net tangible assets. Under the most restrictive covenant in these agreements, the Company may incur approximately $19.7 million of additional long-term borrowings. The senior note agreements prohibit the Company from entering into any operating leases having an original term greater than three years, unless consolidated income available for fixed charges, as defined in the agreements, exceeds 150% of fixed charges in three of the four most recently completed fiscal years. As of April 1, 1995, consolidated income available for fixed charges exceeded 150% of fixed charges in two of the four most recently completed fiscal years. Accordingly, the Company is currently unable to enter into any lease with a term in excess of three years.

                          PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not Applicable.


ITEM 2.  CHANGES IN SECURITIES

    Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES OR RIGHTS OF HOLDERS THEREOF

    Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on August 1, 1995 (the "Annual Meeting"). At the Annual Meeting, shareholders voted to elect three directors for terms of three years each and until their successors are duly elected and qualified. The table below sets forth the number of votes cast for and withheld with respect to each nominee for director:

                 Nominee                   For              Withheld
                 -------                   ---              --------
              Jack E. Buckles          2,938,166             132,234
              K. Clay Smith            2,952,646             117,754
              Garnet R. Marsh          2,949,110             121,290

ITEM 5.  OTHER INFORMATION

    Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      The following exhibits are included herein:

             Exhibit 11  Statement Re:  Computation of Earnings Per Share

             Exhibit 27 Financial Data Schedule for the quarter for which this report is filed (for SEC use only).

    (b)      Reports on Form 8-K
             No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MARSH SUPERMARKETS, INC.



November 17, 1995                   By: /s/ Douglas W. Dougherty
                                        ------------------------
                                        Douglas W. Dougherty
                                        Vice President, Chief Financial Officer
                                        and Treasurer




November 17, 1995                   By: /s/ Michael D. Castleberry
                                        --------------------------
                                        Michael D. Castleberry
                                        Chief Accounting Officer,
                                        Assistant Treasurer and
                                        Director of Corporate Accounting



                             Exhibit Index                              Page Number
                             -------------                              -----------
Exhibit 11    Statement Re:  Computation of Earnings Per Share

Exhibit 27    Financial Data Schedule (for SEC use only).