Form 10-Q
period 1996-01-06
MARSH SUPERMARKETS INC
filed 1996-02-15
CIK 62737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 6, 1996

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


     Number of shares outstanding of each of the issuer's classes of common stock as of January 6, 1996:


                   Class A Common Stock  -  3,850,698  shares
                   Class B Common Stock  -  4,544,855  shares
                                            ---------
                                            8,395,553  shares
                                            =========




                  Page 1 of 14 sequentially numbered pages.
          Index to Exhibits appears on sequential page number 12.

                         PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MARSH SUPERMARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)


                                             12 Weeks Ended             40 Weeks Ended
                                         ----------------------    -------------------------

                                          January 6,  January 7,   January 6,     January 7,
                                            1996        1995          1996          1995
                                         ----------  ----------    ----------    ----------
Sales and other revenues                 $  329,198  $  307,354  $  1,074,626  $  1,006,754

Costs and expenses:
Cost of merchandise sold, including
  warehousing and transportation            249,555     234,793       811,161       766,254
Selling, general and administrative          69,160      62,831       227,631       206,058
Depreciation and amortization                 4,456       4,287        14,469        14,149
                                         ----------  ----------  ------------  ------------
Operating profit                              6,027       5,443        21,365        20,293
Interest and debt expense  amortization       3,099       2,971        10,003        10,138
                                         ----------  ----------  ------------  ------------
Income before income taxes                    2,928       2,472        11,362        10,155
Income taxes                                  1,115         722         4,183         3,639
                                         ----------  ----------  ------------  ------------
Net income                               $    1,813  $    1,750  $      7,179  $      6,516
                                         ==========  ==========  ============  ============
Earnings per common share:
  Primary                                $      .21  $      .21          $.85  $        .77
                                         ==========  ==========  ============  ============
  Fully diluted                          $      .21  $      .20  $        .81  $        .74
                                         ==========  ==========  ============  ============
Dividends per share                      $      .11  $      .11  $        .33  $        .33
                                         ==========  ==========  ============  ============

           See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              January 6,            April 1,            January 7,
                                                              ----------            --------            ----------
                                                                 1996                 1995                 1995
                                                                 ----                 ----                 ----
                                                              (Unaudited)           (Note A)           (Unaudited)
ASSETS
Current assets:
 Cash and equivalents                                         $  13,337         $    15,365         $     16,500
 Accounts receivable                                             20,924              18,117               19,325
 Inventories, less LIFO reserve; January 6, 1996 - $19,105;
  April 1, 1995 - $18,880; January 7, 1995 - $19,051             87,266              82,408               83,819
 Prepaid expenses                                                 6,031               5,538                6,337
 Recoverable income taxes                                             -                 504                    -
 Deferred income taxes                                            3,748               3,810                3,391
                                                              ---------         -----------         ------------
   Total current assets                                         131,306             125,742              129,372
Property and equipment, less allowances for depreciation        231,518             224,369              224,422
Other assets                                                     25,028              28,360               20,086
                                                              ---------         -----------         ------------
                                                              $ 387,852         $   378,471         $    373,880
                                                              =========         ===========         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable to bank                                        $  10,000         $     7,000         $          -
 Accounts payable                                                53,777              50,611               51,732
 Accrued liabilities                                             35,163              34,620               34,377
 Current maturities of long-term liabilities                      7,245               7,142                7,157
                                                              ---------         -----------         ------------
   Total current liabilities                                    106,185              99,373               93,266
Long-term liabilities:
  Long-term debt                                                137,129             133,939              137,205
  Capital lease obligations                                       5,376               9,163                9,413
                                                              ---------         -----------         ------------
   Total long-term liabilities                                  142,505             143,102              146,618
Deferred items:
  Income taxes                                                   11,896              12,531               12,397
  Other                                                           8,776               9,151                8,877
                                                              ---------         -----------         ------------
   Total deferred items                                          20,672              21,682               21,274
Shareholders' Equity:
  Common stock, Classes A and B (Note B)                         24,784              24,526               24,013
  Retained earnings                                             101,485              97,078               95,946
  Cost of common stock in treasury                              ( 7,476)           (  6,978)           (   6,868)
  Notes receivable - stock options                              (   303)           (    312)           (     369)

   Total shareholders' equity                                   118,490             114,314              112,722
                                                              $ 387,852         $   378,471         $    373,880
                                                              =========         ===========         ============

           See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                        40 Weeks Ended
                                                   --------------------------
                                                   January 6,      January 7,
                                                   ----------      ----------
                                                      1996            1995
OPERATING ACTIVITIES
Net income                                       $    7,179      $    6,516
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                      14,469          14,149
  Amortization of other assets                        4,218           4,932
  Changes in operating assets and liabilities       ( 4,516)            385
  Other operating activities                        (   989)            482
                                                 ----------      ----------
Net cash provided by operating activities            20,361          26,464

INVESTING ACTIVITIES
Net acquisition of property, equipment and land     (17,581)        (19,695)
Other investing activities                          ( 3,844)        ( 4,411)
                                                 ----------      ----------
Net cash used for investing activities              (21,425)        (24,106)

FINANCING ACTIVITIES
Proceeds (payments) short-term borrowing, net         3,000         ( 4,000)
Proceeds of long-term borrowing                      58,500               -
Repayments of long-term debt and capital leases     (58,994)        ( 2,389)
Purchase of shares for treasury                     (   696)        (   798)
Cash dividends paid                                 ( 2,774)        ( 2,783)
                                                 ----------      ----------
Net cash used for financing activities              (   964)        ( 9,970)

Net decrease in cash and equivalents                ( 2,028)        ( 7,612)

Cash and equivalents at beginning of period          15,365          24,112
                                                 ----------      ----------
Cash and equivalents at end of period            $   13,337      $   16,500
                                                 ==========      ==========

           See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands except per share amounts or as otherwise noted)
                                  (Unaudited)


JANUARY 6, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. This report should be read in conjunction with the Company's Consolidated Financial Statements for the year ended April 1, 1995. The balance sheet at April 1, 1995, was derived from the audited financial statements at that date.

The Company's fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to "1996" and "1995" relate to the fiscal years ending March 30, 1996 and April 1, 1995, respectively.

The condensed consolidated financial statements for the twelve and forty week periods ended January 6, 1996 and January 7, 1995, respectively, were not audited by independent auditors. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a condensed basis, the financial position, results of operations and cash flows for the periods presented. Certain items were reclassified for the twelve and forty week periods ended January 7, 1995, to conform with the basis of presentation used for the comparable periods ended January 6, 1996.

Operating results, for the forty week period ended January 6, 1996, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 30, 1996.


NOTE B -- COMMON STOCK
Class A Common Stock and Class B Common Stock have 15 million shares authorized each. On January 6, 1996, April 1, 1995 and January 7, 1995, there were 3,850,698, 3,877,723 and 3,891,698 shares of Class A Common Stock outstanding and 4,544,855, 4,536,664 and 4,476,079 shares of Class B Common Stock outstanding, respectively.

In June 1995, the Company authorized an increase in its previously announced stock repurchase plan from $2 million to $4 million. Through January 6, 1996, the Company repurchased 187,675 shares at an aggregate cost of $2.0 million. The Company expects to continue purchasing shares pursuant to the plan at prices under $14 per share. The total number of shares that could be affected by this plan represents approximately 4% of the currently outstanding common stock.

During the quarter ended June 24, 1995, the Company's food services operation acquired the assets of Martz & Associates Food Services, Inc. and its affiliated company, Carefree Catering, Inc. The purchase price consisted of $1.0 million cash and the issuance of 43,416 shares of Class B Common Stock.

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


                                                Third Quarter                   Year - to - Date
                                       ------------------------------    -----------------------------
                                       Percent of Revenues               Percent of Revenues
                                       -------------------    Percent    -------------------   Percent
                                         1996       1995      Change       1996      1995      Change
Sales and other revenues                100.0%     100.0%       7.1%     100.0%     100.0%      6.7%
Gross profit                             24.2%      23.6%       9.8%      24.5%      23.9%      9.5%
Selling, general and administrative      21.0%      20.4%      10.1%      21.2%      20.5%     10.5%
Depreciation and amortization             1.4%       1.4%       3.9%       1.3%       1.4%      2.3%
Operating profit                          1.8%       1.8%      10.7%       2.0%       2.0%      5.3%
Interest and debt expense amortization    0.9%       1.0%       4.3%       0.9%       1.0%     (1.3%)
Income taxes                              0.3%       0.2%      54.4%       0.4%       0.4%     14.9%
Net income                                0.6%       0.6%       3.6%       0.7%       0.6%     10.2%


SALES AND OTHER REVENUES
Consolidated sales and other revenues of $329.2 million in the third quarter of 1996 increased $21.8 million, or 7.1%, compared to the same quarter of 1995. Approximately $14.8 million of the increase was from supermarket operations, $5.0 million from wholesale sales to non-related parties by Convenience Store Distributing Company (CSDC), and $3.1 million from food services operations. Sales and other revenues in convenience store operations declined $1.2 million, primarily due to lower fuel volumes, resulting from unusually inclement weather in the third quarter of 1996. Retail sales (excluding fuel sales) increased 5.8%. Sales in comparable stores (including replacement supermarkets and convenience stores and format conversions) increased 1.7% from the third quarter of 1995. Low rates of food price inflation and competitive activity in the Indianapolis market continued to constrain comparable store sales growth. The increased revenue at CSDC resulted from the addition of new customers and volume increases from existing customers. At the end of the current quarter, CSDC served 1,360 non-related stores, compared to 1,320 non-related stores at the end of the same quarter of 1995.

For the forty weeks ended January 6, 1996, consolidated sales and other revenues were $1.1 billion. This was an increase of $67.9 million, or 6.7%, compared to the same forty weeks of 1995. Approximately $34.4 million of the increase was attributable to supermarket operations, $3.1 million from convenience store operations, $16.8 million from wholesale sales to non-related parties by CSDC, and $12.7 million from food services operations. Retail sales (excluding fuel sales) increased 4.5%. Sales in comparable supermarkets and convenience stores increased 1.2% from the same forty weeks of 1995. CSDC's revenue increase resulted from the addition of new customers and volume increases from existing customers. Revenues for forty weeks of 1996 included gains of $807,000 from sales of real estate, compared to $273,000 in the same forty weeks of 1995.

GROSS PROFIT
Gross profit is net of warehousing, transportation, and promotional expenses. In the third quarter of 1996, gross profit of $79.6 million increased $7.1 million, or 9.8%, compared to $72.5 million in the third quarter of 1995. This increase was primarily attributable to improvements of $4.9 million in supermarket operations and $2.2 million in food services operations. As a percentage of revenue, gross profit improved 0.6%. The improvement in gross profit, as a percentage of revenues, is largely attributable to an eleven fold increase in sales of the food services operation, which have gross margins significantly higher than the average of the Company's other operations, accompanied by improvements in supermarket and CSDC wholesale operations.

For the forty weeks ended January 6, 1996, gross profit was $263.5 million; an increase of $23.0 million, or 9.5 %, from the comparable period of the prior year. The gross profit increase was primarily attributable to an $11.2 million increase from supermarket operations and an $8.9 million increase from food services operations, accompanied by increases in CSDC and convenience store operations, and the previously discussed real estate sales. As a percentage of revenue, gross profit improved 0.6%. The improvement, as a percentage of revenue, is primarily attributable to the previously discussed increase in sales of the food services operations and the higher margins that are traditional in food services operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses in the third quarter of 1996, compared to the third quarter of 1995, increased $6.3 million or 10.1%, to $69.2 million. As a percentage of revenue, these expenses increased to 21.0% as compared to 20.4% in the comparable quarter of 1995. The increased expenses were attributable to increases of $4.1 million in supermarket operations and $2.2 million in the recently expanded food services operation. The increase in the supermarket operations resulted primarily from occupancy expenses related to stores opened in the last twelve months and increases in wage related expenses. Retail wage and benefit expenses increased $1.8 million from the third quarter of 1995. A tight labor market caused a shift to more full time employees, wage increases and increased overtime. The result was an increase of 1.2%, from the third quarter of 1995, in identical store wages. The tight labor market is expected to continue as long as the economy remains at current levels.

For the forty weeks ended January 6, 1996, selling, general and administrative expenses were $227.6 million. This was an increase of $21.6 million, or 10.5%, from the comparable period of 1995. As a percentage of revenue, these expenses increased to 21.2% from 20.5% in the comparable period of 1995. The increase is primarily attributable to increases of $7.8 million in food services operations and $10.8 million in selling expenses in supermarket operations. Retail wage and benefit expenses in identical stores increased 1.9% from the comparable period of 1995. To respond to increased competitive activity in several market areas, advertising expense increased by $1.2 million. In 1996, the Company incurred $497,000 in pre-opening expenses, compared to $157,000 in the same forty week period of 1995.

DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense for the third quarter of 1996 was $4.5 million. This was an increase of $169,000, or 3.9%, from the third quarter of 1995. As a percentage of revenues, depreciation and amortization expense at 1.4% for the third quarter of 1996, was virtually unchanged from the comparable quarter of the prior year.

For the forty weeks ended January 6, 1996, depreciation and amortization expense increased $320,000, or 2.3%, to $14.5 million, from the comparable period of 1995. As a percentage of revenues, depreciation and amortization expense was 1.3% for the forty weeks of 1996, compared to 1.4% in the comparable weeks of 1995.

OPERATING PROFIT
Operating profit (earnings from continuing operations before interest and taxes) was $6.0 million, or 1.8% of revenue, for the third quarter of 1996. This compares to $5.4 million, or 1.8%, in the comparable quarter of 1995. The gross profit increase of $7.1 million more than offset the increases of $6.3 million in selling, general and administrative expenses and $169,000 in depreciation and amortization expense.

For the forty weeks ended January 6, 1996, operating profit was $21.4 million, or 2.0% of revenue, compared to $20.3 million, or 2.0% of revenue, in the comparable period of the prior year. The $1.1 million improvement in operating profit resulted from the $23.0 million increase in gross profit, which was partially offset by increases of $21.6 million in selling, general and administrative expenses and $320,000 in depreciation and amortization expense.

INTEREST EXPENSE
Interest expense in the third quarter of 1996 was $3.1 million, compared to $3.0 million in the third quarter of 1995. The increase of $128,000, or 4.3%, resulted from higher principal balances during the quarter and a reduced level of capitalized construction interest.

For the forty weeks ended January 7, 1996, compared to the same period of the prior year, interest expense declined $135,000, or 1.3%, to $10.0 million. Capitalized construction interest for the forty weeks of 1996, increased $159,000, or 33.9%, from the comparable period of 1995.

INCOME TAXES
For the quarter ended January 6, 1996, the effective income tax rate was 38.1% compared to 29.2% for the comparable period of the prior year. For the forty weeks ended January 6, 1996, the effective income tax rate was 36.8% compared to 35.8% for the comparable period of the prior year. The change in the effective income tax rate, for the third quarter and forty week comparisons, resulted from a dramatic decrease in Targeted Jobs Tax Credits as compared to the third quarter of 1995. The impact of this credit in the forty weeks ended January 6, 1996, was significantly less since the credit expired for employees hired after December 31, 1994.

NET INCOME
Net income for the twelve weeks ended January 6, 1996, at $1.8 million, or 0.6% of revenue, improved slightly compared to the twelve weeks ended January 7, 1995. For the forty weeks ended January 6, 1996, net income was $7.2 million, or 0.7% of revenue, compared to $6.5 million, or 0.6% of revenue, for the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES
The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases.

During the forty weeks of 1996, the following stores opened:

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

* Opened November 3, 1995.

The Company is currently pursuing development of the following projects: (i) a 60,000 square foot replacement supermarket in Greenwood, Indiana, (ii) a 60,000 square foot replacement supermarket in Muncie, Indiana, (iii) eight new Village Pantry stores, and (iv) the conversion of three conventional supermarkets to the LoBill Foods price impact format.

Completion of the projects above and those completed in the first forty weeks of 1996, net of store closings, will increase retail square footage by approximately 8.1%. The Company is also pursuing the acquisition of several additional sites for future development. The estimated cost of these projects in 1996, including routine capital expenditures, approximates $40 million. Of this amount, equipment leasing is anticipated to fund approximately $10 million. The Muncie, Indiana replacement supermarket is leased. The Company believes it can finance the balance of its planned capital expenditures with internally generated funds.

The Company may revise plans with respect to store construction, expansion and remodeling in light of changing conditions, such as competitive influences, its ability to negotiate successfully site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible projects described above may not commence, others may be added, and a portion of the planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year.

The Company's revolving credit agreements provide for borrowings up to $40 million, of which $9 million was utilized at January 6, 1996. Additionally, the Company has commitments from various banks for short-term borrowings up to $25 million, of which $10 million was utilized at January 6, 1996, at rates equal to or below the prime rates of the committed banks.

Of the total long-term debt and capital lease obligations outstanding at January 6, 1996, fixed rate obligations comprised 92% at an average interest rate of 8.8%. The remaining 8% were at variable rates averaging 6.2%.

The Company anticipates continued access to its historical financing sources, such as long-term debt placements and leases, including capital and operating leases for its expansion activities. The Company's senior note agreements preclude additional long-term borrowings if total long-term liabilities, including capital lease obligations, would exceed 60% of consolidated net tangible assets. Under the most restrictive covenant in these agreements, the Company may incur approximately $23.6 million of additional long-term borrowings as of January 6, 1996. The senior note agreements also prohibit the Company from entering into any operating leases having an original term greater than three years, unless consolidated income available for fixed charges, as defined in the agreements, exceeds 150% of fixed charges in three of the four most recently completed fiscal years. As of April 1, 1995, consolidated income available for fixed charges exceeded 150% of fixed charges in two of the four most recently completed fiscal years. Accordingly, the Company is currently unable to enter into any lease with a term in excess of three years.

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



                                MARSH SUPERMARKETS, INC.




February 14, 1996          By:     /s/ Douglas W. Dougherty
                                ----------------------------------------
                                Douglas W. Dougherty
                                Vice President, Chief Financial Officer,
                                and Treasurer




February 14, 1996          By:     /s/ Michael D. Castleberry
                                ----------------------------------------
                                Michael D. Castleberry
                                Assistant Treasurer and
                                Chief Accounting Officer

                               Index to Exhibits


                      EXHIBIT                                                                                     SEQUENTIAL
                      -------                                                                                     ----------
                      NUMBER                                                                                         PAGE
                      -------                                                                                        ----
                         11                Statement Re: Computation of Earnings Per Share                            13

                         27                Financial Data Schedule (for SEC use only)                                 14
