Form 10-K/A
period 1995-04-01
MARSH SUPERMARKETS INC
filed 1996-05-31
CIK 62737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ___

     Aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of June 5, 1995: $35,774,626. This calculation assumes all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates", a status which each of the officers and directors individually disclaims.

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

The undersigned registrant hereby amends the following statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended April 1, 1995:

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

               Exhibit 13 - Annual Report to Shareholders (only portions
                            specifically incorporated by reference are included herein)



                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARSH SUPERMARKETS, INC.



May 31, 1996                           By: /s/ Don E. Marsh
                                           ------------------------------------
                                           Don E. Marsh, Chairman of the
                                           Board, President and Chief Executive
                                           Officer