Form 10-K
period 1996-03-30
MARSH SUPERMARKETS INC
filed 1996-06-27
CIK 62737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended March 30, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: __________

       Aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of June 3, 1996: $38,735,525. This calculation assumes all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates", a status which each of the officers and directors individually disclaims.

       At June 3, 1996, there were 3,850,698 shares of Class A Common Stock and 4,544,855 shares of Class B Common Stock outstanding.

       Portions of the 1996 Annual Report to shareholders for the year ended March 30, 1996 are incorporated by reference into Parts I and II.

       Portions of the Proxy Statement for the Annual Shareholders' Meeting to be held August 6, 1996 are incorporated by reference into Part III.

                                     PART I

ITEM 1.        BUSINESS

GENERAL
At March 30, 1996, Marsh Supermarkets, Inc. (the "Company" or "Marsh") operated 90 supermarkets and 181 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh owns and operates a specialized convenience store distribution business which services its Village Pantry stores as well as over 1,360 unaffiliated convenience stores in a nine state area. Marsh also owns and operates a food services division.

SUPERMARKETS
At March 30, 1996, the Company operated 90 supermarkets, 77 in central Indiana and 13 in western Ohio. The 37 stores in the Indianapolis metropolitan market area constitute the Company's major market. The remaining supermarkets operate in 35 other communities. Sales from supermarket operations represent approximately 71% of the Company's fiscal 1996 consolidated sales and other revenues.

The Company's supermarket merchandising strategy emphasizes service, quality and convenient one-stop shopping at competitive prices. Of the Company's supermarkets, 63 are open 24 hours a day, 15 are open until midnight, with the remainder having various other schedules. All stores are open seven days a week.

The Company believes providing quality merchandise is an important factor in maintaining and expanding its customer base. In recent years, the Company has devoted a greater proportion of new and remodeled stores to fresh, high quality perishables, such as produce, delicatessen items, baked goods, prepared foods, seafood and floral items. The Company believes fresh produce is an important customer draw; therefore, it focuses on buying premium quality produce worldwide. An extension of this theme is convenient, high quality, ready to eat meals. These are offered as take-home items and for immediate consumption in 13 of the newer stores. The geographic concentration of the supermarkets enables the Company to deliver fresh items to its stores quickly and frequently.

The Company's new and expanded large supermarket store format offers customers convenient one-stop shopping. Its Marsh supermarkets feature an extended line of traditional grocery store items as well as service and specialty departments such as delicatessens, bakeries, prepared foods, prime cut meats, fresh seafood, floral and video rental. The Company features nationally advertised and distributed merchandise and products under its own trademarks, service marks and trade names. Service and specialty departments included in Marsh supermarkets include delicatessens (90 stores), hot prepared foods (59), bakeries (90), prime cut service meat (60), fresh service seafood (61), floral shops (59), imported cheese shops (49), wines and beer (83), salad bars (43), video rental (79), cosmetic counters (17 stores), and shoe repair (20). Twenty-two of the Company's supermarkets include pharmacies in food and drug combination stores. To combat increasing competition from other retail formats, such as wholesale clubs, 59 of the Company's supermarkets also include warehouse-type sections offering large size and multi-pack products typically featured by wholesale clubs, priced competitively with club prices. In addition, banks or savings institutions operate branch facilities in 41 of the Company's stores, and 36 stores offer ATM machines. Home delivery of orders placed by customers via telephone, fax or computer modem is offered to the Indianapolis metropolitan market.

The Company's large superstore format is in excess of 75,000 square feet, and its modern conventional supermarket format is approximately 55,000 to 65,000 square feet. The Company currently operates five superstores and nine modern conventional supermarkets. Approximately one-third of the sales area in these stores is devoted to merchandising fresh, high quality perishable products such as delicatessens, bakeries, prepared foods and produce, and approximately 5,000 square feet are devoted to warehouse-type merchandising of bulk club pack merchandise.

The Company has developed a smaller, low-price supermarket format with limited service and specialty departments as an alternative to the large, full service supermarket. As of March 30, 1996, the Company operated eleven of its supermarkets under this concept. Subsequent to March 30, 1996, an additional conventional Marsh supermarket was converted to this format. The stores operate under the trade name LoBill Foods. There is an ongoing development program within the Company's market area to remodel selected Marsh supermarkets to the LoBill format. The Company believes the LoBill format offers an opportunity to maximize its market area by expanding into smaller communities and inner city metropolitan areas that can be better served by that format, and to appeal to the price motivated consumer in markets currently serviced by traditional Marsh stores.

The Company's supermarkets range in size from 15,000 to 81,500 square feet. The average size is approximately 37,200 square feet. The Company has an ongoing development program of constructing larger Marsh supermarkets within its market area and remodeling, enlarging and replacing existing supermarkets. Future development will continue to focus on a food and drug combination store format of approximately 50,000 to 60,000 square feet, with superstores in excess of 80,000 square feet in select locations. The Company believes a larger store format enables it to offer a wider variety of products and expanded service and specialty departments, thereby strengthening its competitive position. The following summarizes the number of stores by size categories:

                                                                                            Number
               Square Feet                                                                of Stores
               -----------                                                                ---------
               More than 70,000      . . . . . . . . . . . . . . . . . . . . . . . .         5
               50,000 - 70,000       . . . . . . . . . . . . . . . . . . . . . . . .         9
               40,000 - 49,999       . . . . . . . . . . . . . . . . . . . . . . . .         7
               30,000 - 39,999       . . . . . . . . . . . . . . . . . . . . . . . .        35
               20,000 - 29,999       . . . . . . . . . . . . . . . . . . . . . . . .        31
               Less than 20,000      . . . . . . . . . . . . . . . . . . . . . . . .         3
                                                                                            90
                                                                                            ==

The Company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The focus of the television campaign promotes a quality and service image rather than specific products and prices. The Indianapolis television market covers approximately 80% of the Company's stores. Various sales enhancement promotional activities, including free grocery and other programs designed to encourage repeat shoppers, are conducted as an important part of the Company's merchandising strategy. The Company utilizes a frequent shopper card program, "Fresh I.D.E.A." This card functions as a check cashing card, video rental card and electronic coupons. Further, a customer may select a VISA co-branded credit card option for their Fresh I.D.E.A. card. Customers earn rebates on all credit card purchases, regardless of the merchant.

CONVENIENCE STORES
At March 30, 1996, the Company operated 181 convenience stores under the Village Pantry trade name. These self-service stores offer a broad selection of grocery, bakery, dairy and delicatessen items including freshly prepared food products. Approximately 60% of the stores also offer petroleum products. Sales from the convenience stores represented approximately 13% of the Company's fiscal 1996 consolidated sales and other revenues. Carry-out cold beer, a high-volume item typically found in convenience stores in other states, may be sold only by package liquor stores and taverns in Indiana; accordingly, it is not sold in the Company's convenience stores. In Indiana, all but six of the Company's convenience stores are open 24 hours a day; the
remaining stores close at 11:00 P.M. or midnight.   All stores are open seven
days a week.

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

CONVENIENCE STORE DISTRIBUTING COMPANY ("CSDC")
CSDC, a wholly-owned subsidiary of the Company, serves the Company's Village Pantry stores and over 1,360 unaffiliated stores in a nine state area. CSDC distributes a wide range of products typically sold in convenience stores, including groceries, cigarette and other tobacco products, snack items, housewares and health and beauty aids. Customers have the opportunity to order most product lines in single units. CSDC owns a 210,000 square foot warehouse and distribution facility in Richmond, Indiana, which the Company estimates is operating at 75% of capacity. CSDC utilizes its own trucks and drivers for its transportation needs. The CSDC sales and marketing staff of approximately 27 employees services existing customers and actively solicits new customers.
CSDC accounted for approximately 15% of the Company's fiscal 1996 consolidated sales and other revenues.

FOOD SERVICE
The Company focuses on presenting expertly prepared cuisine, of unsurpassed freshness and quality in all of its food service operations. The Company's food service operation does business as Crystal Food Services. It offers a range of services including banquet hall catering, special events catering, concession services, vending, and cafeteria management. The Company began its food service operations in 1993 with ALLtimate Catering, and expanded in 1994, with the acquisition of Crystal Catering. In 1995, the Company expanded again with the acquisition of Martz and Associates Food Services. The Company intends to grow the food services operations through the solicitation of new period customers and possible acquisition of businesses that will complement the existing operations.

The union of these operations created a unique range of services, products and facilities. Crystal's banquet hall facilities include the Crystal Yacht Club, the Marott, the Indiana Roof Ballroom, the Murat Shrine Centre, and the Schnull-Rausch House. The Company does special event catering at the Indianapolis Motor Speedway, Connor Prairie Museum, Indianapolis Museum of Art, the Eiteljorg Western Museum of Art, and the RCA Tennis championships. Crystal performs concession services at the Indianapolis Zoo, Conner Prairie and the Indiana State Fairgrounds. Further, Crystal provides cafeteria management to 10 major employers and vending services to over 100 clients throughout the greater Indianapolis area.

SUPPLY AND DISTRIBUTION
The Company supplies its supermarkets from three Company-operated distribution facilities. Dry grocery and frozen food products are distributed from a 409,000 square foot leased facility in Indianapolis. Produce and meat products are distributed from a 128,000 square foot perishable products facility in Yorktown, Indiana. Non-food products are distributed from 180,000 square feet of the 388,000 square foot Company owned warehouse (and former corporate headquarters facility) in Yorktown. In addition, the Company leases a 150,000 square foot warehouse for storage of forward purchases of merchandise and seasonal items. Additional outside warehouse space is leased as needed to meet seasonal demand.

The Company's distribution centers are modern and highly automated.
Merchandise is controlled through an on-line computerized buying and inventory control system. The Company believes its distribution centers, with the exception of perishable products facility, are adequate for its needs for the foreseeable future without major additional capital investment. The perishable products facility will be expanded during the summer and fall of 1996. The Company estimates the balance of its supermarket distribution centers currently operate at approximately 75% of capacity. Approximately 80% of the delivery trips from distribution centers to supermarkets are 75 miles or less.

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

CSDC supplies grocery, produce, housewares, health and beauty aid, and cigarette and tobacco products to the Company's convenience stores. Also, CSDC supplies cigarette and tobacco products to the Company's supermarkets.

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

MANAGEMENT INFORMATION SYSTEMS
All of the Company's supermarkets are equipped with electronic scanning checkout systems to minimize item pricing, provide more efficient and accurate checkout line operation, and provide product movement data for merchandising decisions and other purposes. The checkout systems are integrated with the Company's frequent shopper card program to provide customer specific data to facilitate individualized marketing programs. Point-of-sale electronic funds transfer and credit card systems are in place in the supermarkets. Through the use of a bank debit card, a customer can authorize the immediate transfer of funds from their account to the Company at the point of purchase.

The Company utilizes in-store micro-computers in the supermarkets to automate various tasks, such as electronic messaging, processing the receiving and billing of vendor direct-store-delivered (DSD) merchandise, processing of video rentals, processing pharmacy records in the 22 food and drug combination stores, and time keeping for payroll processing. Future supermarket applications, currently under development, include computer-assisted reordering. All convenience stores are equipped with micro-computers for electronic transmission of accounting and merchandising data to headquarters, electronic messaging and processing DSD merchandise receiving and billing.


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

The Company believes it is one of the largest supermarket chains operating in its market area. The Company's supermarkets are subject to competition from local, regional and national supermarket chains, independent supermarkets, and other retail formats, such as discount stores and wholesale clubs. The number of competitors and degree of competition experienced by the Company's supermarkets vary by location, with the Indianapolis metropolitan market generally being subject to more price competition than the smaller markets.
The principal supermarket chain competitors are The Kroger Co., Super Valu Food Stores, Inc., operating in the Indianapolis market through its "Cub Foods" stores, and Meijer, Inc.

The Company believes Village Pantry is one of the largest convenience store chains in its market area. Major competitors are petroleum marketing companies which have converted or expanded gasoline locations to include convenience food operations. National convenience store chains do not have a significant presence in the Company's marketing area. The Company believes the principal competitive factor for convenience stores is location, and it actively pursues the acquisition of attractive sites for replacing existing stores and future development of new stores.

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

EMPLOYEES
The Company has approximately 12,400 employees. Approximately 7,200 employees are employed on a part-time basis. All employees are non-union, except approximately 150 supermarket distribution facility employees who are unionized under two three-year collective bargaining agreements which extend to May, 1997. The Company considers its employee relations to be excellent.

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

                                           Per Store
                      Footage Operated     Average        0-5 Years      5-10 Years     Over 10 Years
                      ----------------     -------        ---------      ----------     -------------
Supermarkets             3,349,000          37,200         38%             34%              28%
Convenience Stores         506,000           2,800         20              35               45
                        ----------
                         3,855,000
                         =========

Owned and leased retail facilities are summarized as follows:

                                                                                     Convenience
                                                                    Supermarkets       Stores
                                                                    ------------      -------
               Owned                                                     35              124
               Leased:
                 Fixed rentals only                                      26               28
                 Fixed plus contingent rentals                           29               29
                                                                         --              ---
                                                                         55               57
                                                                         --              ---
                                                                         90              181
                                                                         ==              ===
               Lease expirations:
                 Within five years                                       29               49
                 Five to ten years                                       20                7
                 Beyond ten years                                         6                1
                                                                         --              ---
                                                                         55               57
                                                                         ==              ===

All leases, except for three supermarkets and fourteen Village Pantry stores, have one to four renewal options for periods of two to five years each. The majority of leases provide for payment of property taxes, maintenance and insurance by the Company. In addition, the Company is obligated under leases for 20 closed stores, of which 18 were subleased at March 30, 1996.

The non-perishable grocery products warehouse in Indianapolis is leased with an initial lease term expiring in 2000 and options available through 2014. The facility, constructed in 1969, is located on a 44 acre site and has a total of 409,000 square feet, of which 382,000 are utilized for grocery warehousing operations. The remainder consists of a floral design center and office space.

A 128,000 square foot refrigerated perishable products handling facility in Yorktown, Indiana, serves as the distribution center for meat, produce and delicatessen items. The facility was completed in 1981, and financed by an economic development bond lease. Ownership was transferred to the Company in 1996.

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

One supermarket (considered owned for purposes of the foregoing analysis) is leased under an equity lease arrangement pursuant to which ownership is transferred to the Company at the expiration of the leases.

ITEM 3.        LEGAL PROCEEDINGS

There are no pending legal proceedings to which Marsh is a party which are material to its business, financial condition or results of operations or which would otherwise be required to be disclosed under this item.

TEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on August 1, 1995 (the "Annual Meeting"). At the Annual Meeting, shareholders voted to approve an amendment to the 1991 Employee Stock Incentive Plan. The table below sets forth the number of votes cast for, against and abstained with respect to such proposal.

                     For              Against          Abstain
                     ---              -------          -------
                  2,579,252           227,109           51,744

EXECUTIVE OFFICERS OF REGISTRANT

Information required by Item 10 with respect to the Registrant's executive officers is set forth below. Each officer has been elected for a term to expire in August 1996 or upon election of his successor by the Board of Directors.

   NAME                                       POSITION                  AGE         FAMILY RELATIONSHIP
   ----                                       --------                  ---         -------------------
DON E. MARSH                    Chairman of the Board, President         58       Son of  Garnet R. Marsh,
                                and Chief Executive Officer                     brother of C. Alan Marsh and
                                                                                    of William L. Marsh

Mr. Don E. Marsh has held his current position as Chairman of the Board of Directors, President and Chief Executive
Officer of the Company for more than the past five years. He has been employed by the Company in various supervisory and executive capacities since 1961.
- -------------------------------------------------------------------------------------------------------------------------
C. ALAN MARSH                   Vice Chairman of the Board and           54     Son of Garnet R. Marsh,
                                Senior Vice President - Corporate             brother of Don E. Marsh and
                                Development                                         William L. Marsh

Mr. C. Alan Marsh has held his current position since February 23, 1992.  For more than five years prior thereto, he served as President and Chief Operating Officer, Marsh Village Pantries, Inc.  He has been employed by the Company in various supervisory and executive capacities since 1965.
- -------------------------------------------------------------------------------------------------------------------------
P. LAWRENCE BUTT                Vice President, Counsel and Secretary    54               None

Mr. P. Lawrence Butt has held his current position for more than the past five years.  He has been employed by the
Company in various executive capacities since 1977.
- -------------------------------------------------------------------------------------------------------------------------
DOUGLAS W. DOUGHERTY            Vice President, Chief Financial Officer  52               None
                                and Treasurer

Mr. Douglas W. Dougherty has been employed by the Company as Chief Financial Officer since March 1994.  His prior experience includes senior financial executive positions with Hartmarx, Inc. from November 1990 to March 1994.  Prior experience includes senior management positions at Dayton Hudson Corp. and The May Department Stores Company.
- -------------------------------------------------------------------------------------------------------------------------
WILLIAM L. MARSH                Vice President - General Manager,        52     Son of Garnet R. Marsh,
                                Property Management                           brother of Don E. Marsh and
                                                                                     C. Alan Marsh

Mr. William L. Marsh has held his current position for more than the past five years.  On May 2, 1991, he was elected a director of the Company.  He has been employed by the Company in various supervisory and executive capacities since
1974.
- -------------------------------------------------------------------------------------------------------------------------
RONALD R. WALICKI               President and Chief Operating Officer,   58               None
                                Supermarket Division

Mr. Ronald R. Walicki has held his current position since August 2, 1994.  Prior thereto, he served as  Executive Vice
President, Supermarket Division since February 7, 1994, and President and Chief Operating Officer of Marsh Village
Pantries, Inc. since February 1992.  For more than five years prior to February 1992, he served as Vice President -
General Manager, Supermarket Division.  He has been employed by the Company in various supervisory and management positions since 1965.
- -------------------------------------------------------------------------------------------------------------------------

DAVID M. REDDEN                 President and Chief Operating Officer,   48               None
                                Village Pantry Division

Mr. David M. Redden has held his current position since February 7, 1994.  Prior thereto, he served as Vice President -
General Manager, Supermarket Division since February 1992, and as Vice President - Warehousing and Transportation from
April 1988 to February 1992.  He has been employed by the Company in various supervisory and management positions since
1969.
- -------------------------------------------------------------------------------------------------------------------------
THEODORE R. VARNER              President and Chief Operating Officer,   60               None
                                Convenience Store Distributing Company Division

Mr. Theodore R. Varner has held his current position, since August 2, 1994.  For more than five years thereto, he served as Vice President - General Manager, Convenience Store Distributing Company Division.
- -------------------------------------------------------------------------------------------------------------------------
JACK J. BAYT                    President and Chief Operating Officer,   39               None
                                Catering division

Mr. Jack J. Bayt has held his current position, since January 1, 1995. For more than five years thereto, he was
President and Chief Executive Officer of Crystal Catering of Indiana, Inc.
- -------------------------------------------------------------------------------------------------------------------------
MICHAEL D. CASTLEBERRY          Assistant Treasurer and                  38               None
                                Director of Corporate Accounting

Mr. Michael D. Castleberry has held his current position, as Assistant Treasurer, since August 2, 1994.  Prior thereto, he served as Director of Corporate Accounting since March 1991.
- -------------------------------------------------------------------------------------------------------------------------

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Information on Common Stock and Shareholder Matters on pages 17 and 35 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.        SELECTED FINANCIAL DATA

Selected Financial Data on page 16 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 21 of the 1996 Annual Report to Shareholders for the year ended March 30, 1996 is incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto on pages 23 to 33 of the 1996 Annual Report to Shareholders are incorporated herein by reference.

Quarterly Financial Data on page 17 of the 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

In accordance with Instruction G(3), except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the Registrant's definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after March 30, 1996, the end of the fiscal year covered by this report. As permitted by instruction G(3), the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)     (1) The following consolidated financial statements of Marsh
               Supermarkets, Inc. and subsidiaries, included in the 1996 Annual Report to Shareholders for the year ended March 30, 1996 are incorporated by reference in Item 8.

               Consolidated Balance Sheets as of March 30, 1996 and April 1,
               1995.

               Consolidated Statements of Income for each of the three years in the period ended March 30, 1996.

               Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended March 30, 1996.

               Consolidated Statements of Cash Flows for each of the three years in the period ended March 30, 1996.

               Notes to consolidated financial statements.

               Report of Independent Auditors.

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

       (3)     The following exhibits are included in Item 14(c):

Exhibit 3     (a) -   Restated Articles of Incorporation, as amended as of
                      May 15, 1991 - Incorporated by reference to Form 10-K
                      for the year ended March 30, 1991.
              (b) -   By-Laws as amended as of February 16, 1996.

Exhibit 4     (a) -   Articles V, VI and VII of the Company's Restated Articles
                      of Incorporation, as amended as of May 15, 1991 -
                      Incorporated by reference to Form 10-K for the year ended
                      March 30, 1991.
              (b) -   Articles I and IV of the Company's By-laws, as amended as
                      of August 7, 1990 -  Incorporated by reference to Form
                      10-Q for the quarter ended January 5, 1991.
              (c) -   Agreement of the Company to furnish a copy of any
                      agreement relating to certain long-term debt and leases to the Securities and Exchange Commission upon its request - Incorporated by reference to Form 10-K for the year ended March 27, 1987.
              (d) -   Note Agreement, dated as of May 1, 1988, for $25,000,000
                      9.48% Senior Notes due June 30, 2003 - Incorporated by reference to Form 10-Q for the quarter ended June 25, 1988. Bank, as successor to Merchants National Bank and
                      Trust Company of Indianapolis - Incorporated by reference to Form 10-Q for the quarter ended October 14, 1989.
              (f) -   Amendment No. 1, dated as of May 1, 1991, to Rights
                      Agreement, dated as of August 1, 1989 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
              (g) -   Note Agreement, dated as of October 15, 1992, for
                      $35,000,000 8.54% Senior Notes, Series A, due December
                      31, 2007, and $15,000,000 8.13% Senior Notes, Series B,
                      due December 31, 2004 - Incorporated by reference to
                      Registration Statement on Form S-2 (File No. 33-56738).
              (h) -   Society National Bank, as Trustee, including form of
                      Indenture - Incorporated by reference to Registration
                      Statement on Form S-2 (File No. 33-56738).

Exhibit 10    (a) -   Agreements between Ruan Leasing Company and Marsh
                      Supermarkets, Inc., dated September 18, 1987 -
                      Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).
              (b) -   Lease Agreements relating to warehouse located at 333
                      South Franklin Road, Indianapolis, Indiana -Incorporated by reference to Registration Statement on Form S-2 (File
                      No. 33-17730).

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

              (e) - Amended and Restated Employment and Severance Agreements, dated December 3, 1992 - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-56738).
              (f) - Severance Agreements, dated December 31, 1991 - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-56738).
              (g) - Marsh Supermarkets, Inc. 1980 Marsh Stock Plan - Incorporated by reference to Registration Statement on Form S-8 (File No. 2-74859).
              (h) - Amendment to the Marsh Supermarkets, Inc. 1980 Marsh Stock Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.
              (i) - Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).
              (j) - Indemnification Agreements - Incorporated by reference to Form 10-Q for quarter ended January 6, 1990.
              (k) - Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.
              (l) -     Marsh Supermarkets, Inc. Executive Life Insurance Plan
                        - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
              (m) - Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
              (n) - Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors - Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.
              (o) - Employment contracts, dated January 1, 1995 - Incorporated by reference to Form 10-Q for the quarter ended January 7, 1995.
              (p) - Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.

Exhibit 11 -            Statement re: Computation of Per Share Earnings

Exhibit 13 -            1996 Annual Report to Shareholders (only portions
                        specifically incorporated by reference are included herein)

Exhibit 21 -            Subsidiaries of the Registrant

Exhibit 23 -            Consent of Independent Auditors

Exhibit 27 -            Financial Data Schedule (for SEC use only)

(b)    Reports on Form 8-K:
       There were no reports on Form 8-K filed by the Registrant with respect to the fourth quarter of its fiscal year ended March 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MARSH SUPERMARKETS, INC.


June 17, 1996                         By:      /s/ Don E. Marsh
                                           -------------------------------------
                                           Don E. Marsh, Chairman of the Board,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


June 17, 1996                                           /s/ Don E. Marsh
                                                   ----------------------------------------------------
                                                   Don E. Marsh, Chairman of the Board, President,
                                                   Chief  Executive Officer and Director

June 17, 1996                                           /s/ Douglas W. Dougherty
                                                   ----------------------------------------------------
                                                   Douglas W. Dougherty, Vice President,
                                                   Chief Financial Officer and Treasurer

June 17, 1996                                           /s/ Michael D. Castleberry
                                                   ----------------------------------------------------
                                                   Michael D. Castleberry, Assistant Treasurer and
                                                   Director Corporate Accounting

June 17, 1996                                           /s/ C. Alan Marsh
                                                   ----------------------------------------------------
                                                   C. Alan Marsh, Vice Chairman of the Board and
                                                   Senior Vice President - Corporate Development
                                                   and Director

June 17, 1996                                           /s/ Garnet R. Marsh
                                                   ----------------------------------------------------
                                                   Garnet R. Marsh, Director

June 17, 1996                                           /s/ William L. Marsh
                                                   ----------------------------------------------------
                                                   William L. Marsh, Vice President -  General Manager,
                                                   Property Management and Director

June 17, 1996                                           /s/ Jack E. Buckles
                                                   -----------------------------------------------------
                                                   Jack E. Buckles, Director

June 17, 1996                                           /s/ Charles R. Clark
                                                   -----------------------------------------------------
                                                   Charles R. Clark, Director

June 17, 1996                                           /s/ Stephen M. Huse
                                                   -----------------------------------------------------
                                                   Stephen M. Huse, Director

June 17, 1996                                           /s/ James K. Risk, III
                                                   -----------------------------------------------------
                                                   James K. Risk, III, Director

June 17, 1996                                           /s/ K. Clay Smith
                                                   -----------------------------------------------------
                                                   K. Clay Smith, Director

June 17, 1996                                           /s/ J. Michael Blakely
                                                   -----------------------------------------------------
                                                   J. Michael Blakely, Director

                                   Exhibit Index                                     Page No.
                                   -------------                                     --------

Exhibit 3     (a) -     Restated Articles of Incorporation, as amended as of
                        May 15, 1991 -  Incorporated by reference to Form 10-K
                        for the year ended March 30, 1991.
              (b) -     By-Laws as amended as of February 16, 1996.

Exhibit 4     (a) -     Articles V, VI and VII of the Company's Restated
                        Articles of Incorporation, as amended as of May 15,
                        1991 - Incorporated by reference to Form 10-K for the
                        year ended March 30, 1991.
              (b) -     Articles I and IV of the Company's By-Laws, as amended
                        as of August 7, 1990 - Incorporated by reference to
                        Form 10-Q for the quarter ended January 5, 1991.
              (c) -     Agreement of the Company to furnish a copy of any
                        agreement relating to certain long-term debt and leases
                        to the Securities and Exchange Commission upon its
                        request - Incorporated by reference to Form 10-K for
                        the year ended March 27, 1987.
              (d) -     Note Agreement, dated as of May 1, 1988, for
                        $25,000,000 9.48% Senior Notes due June 30, 2003 -
                        Incorporated by reference to Form 10-Q for the quarter
                        ended June 25, 1988.
              (e) -     Rights Agreement, dated as of August 1, 1989, between
                        Marsh Supermarkets, Inc. and National City Bank, as
                        successor to Merchants National Bank and Trust Company
                        of Indianapolis - Incorporated by reference to Form
                        10-Q for the quarter ended October 14, 1989.
              (f) -     Amendment No. 1, dated as of May 1, 1991, to Rights
                        Agreement, dated as of  August 1, 1989 - Incorporated
                        by reference to Form 10-K for the year ended March 30,
                        1991.
              (g) -     Note Agreement, dated as of October 15, 1992, for
                        $35,000,000 8.54% Senior Notes, Series A, due December
                        31, 2007, and $15,000,000 8.13% Senior Notes, Series B,
                        due December 31, 2004 - Incorporated by reference to
                        Registration Statement on Form S-2 (File No. 33-56738).
              (h) -     Indenture dated as of February 15, 1993, between Marsh
                        Supermarkets, Inc. and Society National Bank, as
                        Trustee, including form of Indenture - Incorporated by
                        reference to Registration Statement on Form S-2 (File
                        No. 33-56738).

Exhibit 10    (a) -     Agreements between Ruan Leasing Company and Marsh
                        Supermarkets, Inc., dated September 18, 1987 -
                        Incorporated by reference to Registration Statement on
                        Form S-2 (File No. 33-17730).
              (b) -     Lease Agreements relating to warehouse located at 333
                        South Franklin Road, Indianapolis, Indiana -
                        Incorporated by reference to Registration Statement on
                        Form S-2 (File No. 33-17730).

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
              (m) -     Marsh Supermarkets, Inc. Executive Supplemental
                        Long-Term Disability Plan - Incorporated



                                   Exhibit Index                                     Page No.
                                   -------------                                     --------


                        by reference to Form 10-K for the year ended March 30, 1991.
              (n) -     Marsh Supermarkets, Inc. 1992 Stock Option Plan for
                        Outside Directors - Incorporated by reference to Proxy
                        Statement, dated June 25, 1992, for the annual meeting of shareholders held August 4, 1992.
              (o) -     Employment contracts, dated January 1, 1995 -
                        Incorporated by reference to Form 10-Q for the quarter ended January 7, 1995.
              (p) -     Amendment to Marsh Supermarkets, Inc. 1991 Employee
                        Stock Incentive Plan - Incorporated by reference to
                        Proxy Statement, dated June 22, 1995, for Annual
                        Meeting of Shareholders held August 1, 1995.

Exhibit 11 -            Statement re:  Computation of Per Share Earnings              14

Exhibit 13 -            Annual Report to Shareholders (only portions
                        specifically incorporated by reference are included
                        herein)

Exhibit 21 -            Subsidiaries of the Registrant                                15

Exhibit 23 -            Consent of Independent Auditors                               16

Exhibit 27 -            Financial Data Schedule (SEC Use Only)                        17

