Form 10-Q
period 1996-06-22
MARSH SUPERMARKETS INC
filed 1996-08-06
CIK 62737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 22, 1996

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


     Number of shares outstanding of each of the issuer's classes of common stock as of June 22, 1996:


                   Class A Common Stock  -  3,850,698  shares
                   Class B Common Stock  -  4,543,212  shares
                                            ---------
                                            8,393,910  shares
                                            =========

                        PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                            MARSH SUPERMARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)



                                            12 Weeks Ended
                                        ------------------------
                                         June 22,     June 24,
                                           1996         1995
                                        -----------  -----------
Sales and other revenues                   $335,844     $319,535
Costs and expenses:
Cost of merchandise sold, including
warehousing and transportation              254,598      240,791
                                           --------     --------
Gross profit                                 81,246       78,744
Selling, general and administrative          80,736       66,538
Depreciation and amortization                 9,064        4,234
                                           --------     --------
Operating profit (loss)                      (8,554)       7,972
Interest and debt expense amortization        3,014        3,050
                                           --------     --------
Income (loss) before income taxes           (11,568)       4,922
Income tax expense (benefit)                 (4,456)       1,787
                                           --------     --------
Net income (loss)                          $ (7,112)    $  3,135
                                           ========     ========
Earnings (loss) per common share:
Primary                                    $   (.84)    $    .37
                                           ========     ========
Fully diluted                              $   (.71)    $    .34
                                           ========     ========
Dividends per share                        $    .11     $    .11
                                           ========     ========

           See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                             June 22,       March 30,       June 24,
                                                               1996            1996           1995
                                                               ----            ----           ----
                                                            (Unaudited)     (Note A)       (Unaudited)
ASSETS
Current assets:
Cash and equivalents                                           $ 11,453      $ 12,822       $  8,922
Accounts receivable                                              26,118        23,790         23,404
Inventories, less LIFO reserve; June 22, 1996 - $18,453;
March 30, 1996 - $18,243; June 24, 1995 - $18,986                89,861        89,746         83,792
Prepaid expenses                                                  4,217         4,841          4,594
Recoverable income taxes                                          3,677           361              -
Deferred income taxes                                             1,748         1,510          3,914
                                                               --------      --------       --------
Total current assets                                            137,074       133,070        124,626
Property and equipment, less  allowances for depreciation       229,112       229,931        227,683
Other assets                                                     21,922        24,370         28,158
                                                               --------      --------       --------
                                                               $388,108      $387,371       $380,467
                                                               ========      ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to bank                                          $ 15,000      $ 15,000       $  3,976
Accounts payable                                                 54,800        54,629         53,451
Accrued liabilities                                              41,003        37,832         35,487
Current maturities of long-term liabilities                       7,183         7,022          7,419
                                                               --------      --------       --------
Total current liabilities                                       117,986       114,483        100,333
Long-term liabilities:
Long-term debt                                                  132,036       129,854        133,264
Capital lease obligations                                         4,903         5,212          8,789
                                                               --------      --------       --------
Total long-term liabilities                                     136,939       135,066        142,053
Deferred items:
Income taxes                                                      9,581         9,700         12,445
Other                                                            12,246         9,964          8,985
                                                               --------      --------       --------
Total deferred items                                             21,827        19,664         21,430
Shareholders' Equity:
Common stock, Classes A and B (Note B)                           24,784        24,784         24,784
Retained earnings                                                94,379       102,414         99,290
Cost of common stock in treasury                                 (7,497)       (7,476)        (7,129)
Additional minimum pension liability                                  -        (1,258)             -
Notes receivable - stock options                                   (310)         (306)          (294)
                                                               --------      --------       --------
Total shareholders' equity                                      111,356       118,158        116,651
                                                               $388,108      $387,371       $380,467
                                                               ========      ========       ========

           See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                       12 Weeks Ended
                                                     ----------------------
                                                      June 22,     June 24,
                                                        1996        1995
                                                     ----------  ----------
OPERATING ACTIVITIES
Net income (loss)                                       $ (7,112)    $ 3,135
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                              4,333       4,234
Amortization of other assets                               1,159       1,297
Changes in operating assets and liabilities                 (895)     (1,464)
Other                                                      7,062        (665)
                                                      ----------   ---------
Net cash provided by operating activities                  4,547       6,537

INVESTING ACTIVITIES
Net acquisition of property, equipment and land           (6,737)     (7,151)
Other investing activities                                  (269)       (761)
                                                      ----------   ---------
Net cash used for investing activities                    (7,006)     (7,912)

FINANCING ACTIVITIES
Payments of short-term borrowing, net                          -      (3,024)
Proceeds of long-term borrowing                           13,780       6,000
Repayments of long-term debt and capital leases          (11,745)     (6,772)
Purchase of shares for treasury                              (21)       (349)
Cash dividends paid                                         (924)       (924)
                                                      ----------   ---------
Net cash provided by (used for) financing activities       1,090      (5,069)
Net decrease in cash and equivalents                      (1,369)     (6,444)
Cash and equivalents at beginning of period               12,822      15,366
                                                      ----------   ---------
Cash and equivalents at end of period                   $ 11,453     $ 8,922
                                                      ==========   =========

           See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands except per share amounts or as otherwise noted)


JUNE 22, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. This report should be read in conjunction with the Company's Consolidated Financial Statements for the year ended March 30, 1996. The balance sheet at March 30, 1996, has been derived from the audited financial statements at that date.

The Company's fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to "1997" and "1996" relate to the fiscal years ending March 29, 1997 and March 30, 1996, respectively.

The condensed consolidated financial statements for the twelve week periods ended June 22, 1996 and June 24, 1995, respectively, were not audited by independent auditors. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a condensed basis, the financial position, results of operations and cash flows for the periods presented. Certain items were reclassified for the twelve weeks ended June 24, 1995 to conform with the basis of presentation used for the twelve weeks ended June 22, 1996.

Operating results for the twelve week period ended June 22, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 1997.

NOTE B -- COMMON STOCK
Class A Common Stock and Class B Common Stock each have 15 million shares authorized. On June 22, 1996, March 30, 1996 and June 24, 1995, there were 3,850,698, 3,850,698 and 3,851,898 shares of Class A Common Stock outstanding and 4,543,212, 4,544,855 and 4,573,855 shares of Class B Common Stock outstanding, respectively.

In June 1995, the Company authorized an increase in its previously announced stock repurchase plan from $2 million to $4 million. Through June 22, 1996, the Company repurchased 189,318 shares at a cost of $2.0 million. The Company expects to purchase the remaining shares, from time to time in the open market, at prices under $14 per share. The total number of shares affected by this plan would represent approximately 4% of the common shares outstanding.

NOTE C -- ACCOUNTING CHANGES
Effective March 30, 1996, the Company adopted Statement of Financial Accounting Standard No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement establishes accounting standards for recognizing and measuring the impairment of long-lived assets, and requires reducing the carrying amount of any impaired asset to fair value. The Company estimated fair values based on its experience in the acquisition and disposal of similar assets. To reflect the change in accounting policy, the Company recorded a non-cash charge to operating earnings of $7.5 million ($4.6 million after tax, or $.47 per fully diluted share) for the twelve weeks ended June 22, 1996. The Company had previously disclosed an expected charge in the range of $2.5 to $3.5 million, net of tax. In finalizing its review of FAS 121, the Company increased its estimates to minimize the risk of future write-offs. The Company expects prospective annual earnings to improve approximately $900,000 annually ($565,000 after tax, or $0.06 per fully diluted share) as a result of adopting FAS 121.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion, and a number of factors could adversely affect future results, liquidity and capital resources. These factors include softness in the general retail food industry, the entry of new competitive stores in the Company's market, the stability of distribution incentives from suppliers, the level of discounting by competitors, the timely and on budget completion of store construction, expansion, conversion and remodeling, the level of margins achievable in the Company's operating divisions and their ability to minimize operating expenses. Although management believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted.

Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year ending March 29, 1997.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components.

                                               First Quarter
                                       ------------------------------
                                       Percent of Revenues  Percent
                                       ------------------------------
                                         1996        1995     Change
                                         -----       ----     -------

Sales and other revenues                   100.0%   100.0%      5.1%
Gross profit                                24.2%    24.6%      3.2%
Selling, general and administrative         24.0%    20.8%     21.3%
Depreciation and amortization                2.7%     1.3%    114.1%
Operating profit                            (2.5%)    2.5%        n/m
Interest and debt expense amortization       0.9%     0.9%     (1.2%)
Income taxes                                (1.3%)    0.6%        n/m
Net income                                  (2.1%)    1.0%        n/m

     n/m = non-meaningful comparison

SALES AND OTHER REVENUES
Consolidated sales and other revenues of $335.8 million increased $16.3 million, or 5.1%, in the first quarter of 1997 from the first quarter of 1996. Major components of the increase included $8.9 million from supermarkets, $1.3 million from convenience retail (Village Pantry), $5.4 million from convenience wholesale (CSDC), and $1.5 million from food service (Crystal Food Services). Retail sales (excluding fuel sales) increased 3.9%. Sales in comparable supermarkets and convenience stores (including replacement stores and format conversions) decreased 0.1% from the first quarter of 1996. Competitive activity in the Indiana market constrained comparable store sales growth. The increased revenue at CSDC resulted primarily from volume increases from existing customers.

GROSS PROFIT
Gross profit is net of warehousing, transportation, and promotional expenses. Gross profit of $81.2 million increased $2.5 million, or 3.2%, from the comparable quarter of the prior year. As a percentage of revenue, gross profit declined 0.4%. The decrease was primarily attributable to Village Pantry and CSDC. The Village Pantry decline resulted from lower fuel margins, and the CSDC decline is primarily attributable to a disproportionate increase in sales of cigarettes that traditionally have lower gross margins than food products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses in the first quarter of 1997, compared to the first quarter of 1996, increased $14.2 million, or 21.3%, to $80.7 million. As a percentage of revenue, these expenses increased to 24.0% from 20.8% in the comparable quarter of 1996. The increase is primarily attributable to $2.6 million in FAS 121 charges related to future lease obligations and write down of land values for impaired stores, $2.4 million from the decision to curtail the accrual of benefits under the Company's qualified defined benefit pension plan, $1.3 million for reorganization expenses primarily related to personnel expenses for recruiting and relocation as well as expenses related to internal management, $1.5 million primarily related to adjustments in merchandising allowances and payments to employees in lieu of wage increases, and increased selling expenses primarily attributable to stores opened within the last twelve months and television advertising production costs expensed during the quarter that will benefit future quarters. The reorganization expenses are designed to make the Company more merchandising focused and improve further the Company's prepared foods programs. Wage expense in like-stores increased 1.5% from the first quarter of 1996. This is attributable to a higher full-time employee ratio, increased overtime levels and wage increases as a result of a tight labor market.

DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense for the first quarter of 1997 of $9.1 million included $4.9 million in FAS 121 charges primarily related to the write down of 8 supermarkets and 12 convenience stores. This was an increase of $4.8 million, or 114.1% from the first quarter of 1996. As a percentage of revenues, depreciation and amortization expense increased to 2.7% for the first quarter of 1997, from 1.3% for the first quarter of 1996.

OPERATING PROFIT
The operating loss (earnings from continuing operations before interest and taxes) was $8.5 million, or 2.5% of revenue, for the first quarter of 1997. This compares to an operating profit of $8.0 million, or 2.5% of revenue, in the comparable quarter of 1996. The $2.5 million improvement in gross profit was more than offset by $7.5 million in FAS 121 charges, $2.4 million in pension curtailment charges, and the other selling, general and administrative expenses previously discussed.

INTEREST EXPENSE
Interest expense in the first quarter of 1997 was $3.0 million, compared to $3.1 million in the first quarter of 1996. The reduction resulted from slightly lower average principal balances and an average interest rate of 8.6% compared to 8.8% in the first quarter of 1996.

INCOME TAXES
For the quarter ended June 22, 1996, the effective income tax rate was 38.5% compared to 36.3% for the comparable period of the prior year. The effective rate for the first quarter of 1997 is based on the expected overall rate for the 1997 year, net of one time adjustments recorded this quarter for research credits and book to tax differences on depreciable property related to the adoption of FAS 121.

NET INCOME
The net loss for the twelve weeks ended June 22, 1996 was $7.1 million, or 2.1% of revenue, compared to a net profit of $3.1 million, or 1.0% of revenue, for the twelve weeks ended June 24, 1995.

LIQUIDITY AND CAPITAL RESOURCES
The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases.

During the first quarter of 1997, the following stores were opened or were under construction:

                          Square
                          ------
Store Type   Category     Feet    Location            Status
- ----------   --------     ----    --------            ------
Supermarket  Replacement  65,350  Muncie, IN          Under Construction
LoBill       Conversion   31,592  Indianapolis, IN    Open
LoBill       Conversion   21,950  Portland, IN        Open*
LoBill       Conversion   17,322  Union City, OH      Open*
Convenience  New           4,465  Cambridge City, IN  Open
Convenience  New           3,591  Frankfort, IN       Under Construction
Convenience  Replacement   4,635  Albany, IN          Open *

* Opened subsequent to June 22, 1996

In addition to the projects listed above, the Company is currently pursuing development of the following projects: (i) a 65,000 square foot replacement supermarket in Greenwood, Indiana, (ii) a 65,000 square foot supermarket in Carmel, Indiana, and (iii) ten additional Village Pantry stores.

The Company is also pursuing the acquisition of several additional sites for future development. The estimated cost of these projects in 1997, including routine capital expenditures, approximates $40 million. Of this amount, it is anticipated that equipment leasing will fund approximately $10 million. As of June 22, 1996, the Company had expended $7.0 million for 1997 capital expenditures. The Company believes it can finance the balance of its planned capital expenditures with internally generated funds.

The Company's plans with respect to store construction, expansions, conversions and remodeling may be revised in light of changing conditions, such as competitive influences, its ability to successfully negotiate site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible projects described above may not commence, others may be added and a portion of the planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year.

As presented in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $4.5 million for the first quarter of 1997. This was a $2.0 million, or 30.4%, decrease from the $6.5 million reported for the first quarter of 1996. The significant changes in working capital were a $2.7 million increase in accounts receivable, a $6.1 million increase in inventory, a $3.7 million increase in recoverable income taxes, a $2.1 million decrease in the current portion of deferred income taxes, a $6.9 million increase in accounts payable and accrued expenses, and an $11.0 million increase in notes payable to banks. The increase in accounts receivable is primarily attributable to increased CSDC sales volume, Crystal Food Services seasonal business, and an increase in supermarket vendor promotional allowances. The $6.1 million increase in inventory is largely attributable to stores opened in the last twelve months and seasonal buying patterns. The net increase in recoverable and deferred income taxes is predominately attributable to non-cash FAS 121 charges recorded by the Company. The increase in accounts payable and accrued expenses is largely a function of the increase in inventory and seasonal trends. The increase in notes payable to banks is largely attributable to the aforementioned capital expenditures.

The Company's bank revolving credit agreements provide $40 million of financing, of which $5 million was utilized at June 22, 1996. Commitments from various banks for short-term borrowings provide an additional $15 million at
rates equal to, or below, the prime rates of the committed banks.   At June 22,
1996, $15 million was outstanding on short-term bank borowings.

At June 22, 1996, the Company's long-term debt and capital lease obligations amounted to $136.9 million, compared to $142.1 million at June 24, 1995. Of the total long-term debt and capital lease obligations at June 22, 1996, 94% were at fixed rates of interest averaging 8.8%, and 6% were at fluctuating rates averaging 6.1%. This compares to June 24, 1995, when fixed rate obligations comprised 98% of long-term debt and capital lease obligations at an average interest rate of 8.9%, and the remaining 2% were at fluctuating rates averaging 7.1%.

The Company anticipates continued access to its historical financing sources such as long-term debt placements and leases, including capital and operating leases for its expansion activities; however, the Company's senior note agreements preclude additional long-term borrowings if total long-term liabilities, including capital lease obligations, would exceed 60% of consolidated net tangible assets. Under the most restrictive covenant in these agreements, the Company may incur approximately $24.5 million of additional long-term borrowings. The senior note agreements also prohibit the Company from entering into any operating leases having an original term greater than three years, unless consolidated income available for fixed charges, as defined in the agreements, exceeds 150% of the four year average fixed charges in three of the four most recently completed fiscal years. As of March 30, 1996, 150% of the average fixed charges for the most recent four years exceeded consolidated income available for fixed charges in each of the four most recently completed fiscal years. Accordingly, the Company will not be able to enter into any lease with a term in excess of three years in 1997.

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



     MARSH SUPERMARKETS, INC.




August 2, 1996            By:    s/ Douglas W. Dougherty
                               ---------------------------------------
                               Douglas W. Dougherty
                               Vice President, Chief Financial Officer
                               and Treasurer




August 2, 1996            By:    /s/ Michael D. Castleberry
                               ---------------------------------------
                               Michael D. Castleberry
                               Chief Accounting Officer,
                               Assistant Treasurer and
                               Director of Corporate Accounting


                                        Exhibit Index            Page Number
                                        -------------            -----------
   Exhibit 11  Statement Re:  Computation of Earnings Per Share           12

   Exhibit 27  Financial Data Schedule (for SEC use only).                13