Form 10-Q
period 1996-10-12
MARSH SUPERMARKETS INC
filed 1996-11-26
CIK 62737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 12, 1996

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

         Number of shares outstanding of each of the issuer's classes of common stock as of October 12, 1996:

               Class A Common Stock  -               3,850,651  shares
               Class B Common Stock  -               4,542,672  shares
                                                     ---------
                                                     8,393,323  shares
                                                     =========

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                            MARSH SUPERMARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                        16 Weeks Ended                  28 Weeks Ended
                                                   --------------------------      --------------------------
                                                   October 12,    October 14,      October 12,    October 14,
                                                      1996           1995             1996           1995
                                                   -----------    -----------      -----------    -----------
Sales and other revenues                           $ 449,099      $ 425,811        $  784,943      $ 745,346

Costs and expenses:
Cost of merchandise sold, including
   warehousing and transportation                    339,919        320,708           594,517        561,499
Selling, general and administrative                   95,444         91,956           176,180        158,495
Depreciation and amortization                          5,633          5,779            14,697         10,013
                                                   ---------      ---------        ----------      ---------
Operating profit                                       8,103          7,368              (451)        15,339
Interest and debt expense amortization                 3,824          3,855             6,837          6,905
                                                   ---------      ---------        ----------      ---------
Income before income taxes                             4,279          3,513            (7,288)         8,434
Income taxes                                           1,540          1,282            (2,915)         3,068
                                                   ---------      ---------        ----------      ---------
Net income                                         $   2,739      $   2,231        $   (4,373)     $   5,366
                                                   =========      =========        ==========      =========

Earnings per common share:
  Primary                                             $  .33         $  .26           $  (.52)        $  .64
                                                      ======         ======           =======         ======

  Fully diluted                                       $  .31         $  .26           $  (.40)        $  .60
                                                      ======         ======           =======         ======

Dividends per share                                   $  .11         $  .11           $   .22         $  .22
                                                      ======         ======           =======         ======


           See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                 October 12,        March 30,    October 14,
                                                                    1996              1996          1995
                                                                 -----------        ---------    -----------
                                                                 (Unaudited)         (Note A)    (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                                            $ 10,628          $ 12,822      $ 10,196
  Accounts receivable                                               24,040            23,790        19,632
  Inventories, less LIFO reserve; October 12, 1996 - $18,633;
      March 30, 1996 - $18,243; October 14, 1995- $19,041           94,418            89,746        92,235
  Prepaid expenses                                                   3,795             4,764         4,733
  Recoverable income taxes                                           2,154               361             -
  Deferred income taxes                                              2,090             1,510         4,053
                                                                  --------          --------      --------
      Total current assets                                         137,125           132,993       130,849
Property and equipment, less  allowances for depreciation          234,671           229,931       232,435
Other assets                                                        21,514            24,370        24,557
                                                                  --------          --------      --------
                                                                  $393,310          $387,294      $387,841
                                                                  ========          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                           $  9,000          $ 15,000      $    600
  Accounts payable                                                  54,225            54,629        54,894
  Accrued liabilities                                               42,597            37,755        35,592
  Current maturities of long-term liabilities                        7,258             7,022         7,321
                                                                  --------          --------      --------
       Total current liabilities                                   113,080           114,406        98,407

Long-term liabilities:
  Long-term debt                                                   141,740           129,854       144,977
  Capital lease obligations                                          4,578             5,212         5,560
                                                                  --------          --------      --------
       Total long-term liabilities                                 146,318           135,066       150,537

Deferred items:
   Income taxes                                                      8,497             9,700        12,331
   Other                                                            12,254             9,964         8,961
                                                                  --------          --------      --------
       Total deferred items                                         20,751            19,664        21,292

Shareholders' Equity:
  Common stock, Classes A and B (Note B)                            24,784            24,784        24,784
  Retained earnings                                                 96,195           102,414       100,596
  Cost of common stock in treasury                                  (7,503)           (7,476)       (7,476)
  Additional minimum pension liability                                   -            (1,258)            -
  Notes receivable - stock options                                    (315)             (306)         (299)
                                                                  --------          --------      --------
       Total shareholders' equity                                  113,161           118,158       117,605
                                                                  --------          --------      --------

                                                                  $393,310          $387,294      $387,841
                                                                  ========          ========      ========


           See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                            28 Weeks Ended
                                                                    ------------------------------
                                                                    October 12,        October 14,
                                                                       1996               1995
                                                                    -----------        -----------
OPERATING ACTIVITIES
Net income (loss)                                                    $ (4,373)          $  5,366
Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
    Depreciation and amortization                                      14,697             10,013
    Amortization of other assets                                        2,793              2,931
    Changes in operating assets and liabilities                        (1,835)            (5,219)
    Other operating activities                                          2,282             (1,246)
                                                                     --------           --------
Net cash provided by operating activities                              13,564             11,845

INVESTING ACTIVITIES
Net acquisition of property, equipment and land                       (18,222)           (14,036)
Other investing activities                                             (1,151)            (1,994)
                                                                     --------           --------
Net cash used for investing activities                                (19,373)           (16,030)

FINANCING ACTIVITIES
Payments on short-term borrowing, net                                  (6,000)            (6,400)
Proceeds of long-term borrowing                                        37,580             21,000
Repayments of long-term debt and capital leases                       (26,091)            (3,386)
Purchase of shares for treasury                                           (27)              (347)
Cash dividends paid                                                    (1,847)            (1,851)
                                                                     --------           --------
Net cash provided by (used for) financing activities                    3,615               (984)
                                                                     --------           --------

Net decrease in cash and equivalents                                   (2,194)            (5,169)

Cash and equivalents at beginning of period                            12,822             15,365
                                                                     --------            -------
Cash and equivalents at end of period                                $ 10,628            $10,196
                                                                     ========            =======


           See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands except per share amounts or as otherwise noted)

OCTOBER 12, 1996

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

The condensed consolidated financial statements for the sixteen and twenty-eight week periods ended October 12, 1996 and October 14, 1995, respectively, were not audited by independent auditors. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a condensed basis, the financial position, results of operations and cash flows for the periods presented. Certain items were reclassified for the sixteen and twenty-eight week periods ended October 14, 1995 to conform with the basis of presentation used for the comparable periods ended October 12, 1996.

Operating results, for the twenty-eight week period ended October 12, 1996, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 1997.

NOTE B -- COMMON STOCK

Class A Common Stock and Class B Common Stock each have 15 million shares authorized. On October 12, 1996, March 30, 1996 and October 14, 1995, there were 3,850,651, 3,850,698 and 3,850,698 shares of Class A Common Stock outstanding and 4,542,672, 4,544,855 and 4,544,855 shares of Class B Common Stock outstanding, respectively.

In June 1995, the Company authorized an increase in its previously announced stock repurchase plan from $2 million to $4 million. Through October 12, 1996, the Company repurchased 189,905 shares at an aggregate cost of $2.0 million. The Company intends to purchase the remaining shares, from time to time in the open market, at prices under $14 per share. The total number of shares that could be affected by this plan represents approximately 4% of the currently outstanding common stock.

NOTE C -- ACCOUNTING CHANGES

Effective March 30, 1996, the Company adopted Statement of Financial Accounting Standard No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement establishes accounting standards for recognizing and measuring the impairment of long-lived assets, and requires reducing the carrying amount of any impaired asset to fair value. The Company estimated fair values based on its experience in the acquisition and disposal of similar assets. To reflect the change in accounting policy, the Company recorded, for the twelve weeks ended June 22, 1996, a non-cash charge to operating earnings of $7.5 million ($4.6 million after tax, or $.47 per fully diluted share).

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


                                                         Second Quarter                         Year - to - Date
                                                --------------------------------        ---------------------------------
                                                Percent of Revenues                     Percent of Revenues
                                                -------------------      Percent       --------------------      Percent
                                                 1997         1996        Change        1997          1996        Change
                                                ------       ------      -------       ------        ------      --------
Sales and other revenues                        100.0%       100.0%        5.5%        100.0%        100.0%        5.3%
Gross profit                                     24.3%        24.7%        3.9%         24.3%         24.7%        3.6%
Selling, general and administrative              21.3%        21.6%        3.8%         22.4%         21.3%       11.2%
Depreciation and amortization                     1.3%         1.4%       (2.5%)         1.9%          1.3%       46.8%
Operating profit                                  1.8%         1.7%       10.0%         (0.1%)         2.1%        n/m
Interest and debt expense amortization            0.9%         0.9%       (0.8%)         0.9%          0.9%       (1.0%)
Income taxes                                      0.3%         0.3%       20.1%         (0.4%)         0.4%        n/m
Net income                                        0.6%         0.5%       22.8%         (0.6%)         0.7%        n/m
     n/m = non-meaningful comparison


SALES AND OTHER REVENUES

Consolidated sales and other revenues increased $23.3 million, or 5.5%, to $449.1 million in the second quarter of 1997, compared to the same quarter of 1996. Approximately $12.1 million of the increase was from supermarket and convenience store retail operations, and $10.9 million from wholesale sales to non-related parties by Convenience Store Distributing Company (CSDC). Retail sales (excluding fuel sales) increased 3.4%. Sales in comparable stores (including replacement stores and format conversions) increased 1.1% from the second quarter of 1996. Competitive activity continued to constrain comparable store sales growth. The increased revenue at CSDC resulted from the addition of 50 new customers and volume increases from existing customers. At the end of the current quarter, CSDC served 1,450 non-related stores, compared to 1,400 non-related stores at the end of the same quarter of 1996. Revenues for the second quarter of 1997 included $80,000 of gains from asset disposals, compared to $435,000 in the same quarter of 1996.

For the twenty-eight weeks ended October 12, 1996, consolidated sales and other revenues increased $39.6 million, or 5.3%, to $784.9 million, compared to the same twenty-eight weeks of 1996. Approximately $21.8 million of the increase was from supermarket and convenience store retail operations, $16.2 million from wholesale sales to non-related parties by CSDC, and $2.2 million from the food services operation. Retail sales (excluding fuel sales) increased 3.6%. Sales in comparable stores (including replacement stores and format conversions) increased .6% from the same twenty-eight weeks of 1996. CSDC's revenue increase resulted from the addition of 50 new customers and volume increases from existing customers. For the twenty-eight weeks of 1997, revenues included $111,000 of gains from asset disposals, compared to $728,000 in the same period of 1996.

GROSS PROFIT

Gross profit is net of warehousing, transportation, and promotional expenses. Gross profit increased $4.1 million, or 3.9%, to $109.2 million in the second quarter of 1997 from the comparable quarter of the prior year. As a percentage of revenue, gross profit declined 0.4%, due primarily to Village Pantry and CSDC. The Village Pantry decline resulted from lower fuel margins, and the CSDC decline is attributable to a disproportionate increase in sales of cigarettes at margins lower than food products.

For the twenty-eight weeks ended October 12, 1996, gross profit increased $6.6 million, or 3.6%, to $190.4 million, from the comparable period of the prior year. The gross profit increase was primarily attributable to supermarket operations. As a percentage of revenue, gross profit declined 0.4%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $3.5 million, or 3.8%, to $95.4 million, from the second quarter of 1996. As a percentage of revenue, these expenses decreased to 21.3% as compared to 21.6% in the comparable quarter of 1996. The increased expenses were primarily attributable to increased selling expenses in the supermarket and convenience store operations. Retail wage and benefit expenses increased $1.4 million from the second quarter of 1996. A tight labor market and the resulting shift to a higher full-time employee ratio, wage increases, and increased overtime levels caused wages in identical stores to increase 1.7% from the second quarter of 1996. During the second quarter of 1997, the Company incurred $96,000 in pre-opening expenses, compared to $335,000 in the comparable quarter of 1996.

For the twenty-eight weeks ended October 12, 1996, selling, general and administrative expenses increased $17.7 million, or 11.2%, to $176.2 million, from the comparable period of 1996. As a percentage of revenues, these expenses increased to 22.4%, as compared to 21.3% in the comparable period of 1996. The increase was primarily attributable to $2.6 million in FAS 121 charges related to future lease obligations and the write-down of land values for impaired stores; $2.4 million from the decision to curtail the accrual of benefits under the Company's qualified defined benefit pension plan; $1.3 million for reorganization expenses primarily related to personnel expenses for recruiting and relocation, as well as expenses related to internal management; $1.5 million primarily related to adjustments in merchandising allowances and payments to employees in lieu of wage increases; and increased selling expenses primarily attributable to stores opened within the last twelve months and television advertising production costs expensed during the first quarter that will benefit future quarters. The reorganization expenses were designed to make the Company more merchandising focused and to further improve the Company's prepared foods programs. Retail wage and benefit expenses increased $3.5 million from the comparable quarters of 1996. In identical stores, wages increased 1.7% from the comparable period of 1996. As previously discussed, this increase was the result of a tight labor market.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense decreased $146,000, or 2.5%, to $5.6 million, from the second quarter of 1996. As a percentage of revenues, depreciation and amortization expense was 1.3% for the second quarter of 1997, and 1.4% for the comparable quarter of the prior year.

For the twenty-eight weeks ended October 12, 1996, depreciation and amortization expense increased $4.7 million, or 46.8%, to $14.7 million, from the comparable period of 1996, and included $4.9 million in FAS 121 charges primarily related to the adjustment of fixed asset values of 8 supermarkets and 12 convenience stores. As a percentage of revenues, depreciation and amortization expense was 1.9% for the twenty-eight weeks ended October 12, 1996, compared to 1.3% for the comparable weeks of the prior year.

OPERATING PROFIT

Operating profit (earnings from continuing operations before interest and taxes) was $8.1 million, or 1.8% of revenue, for the second quarter of 1997, compared to $7.4 million, or 1.7% of revenue, in the comparable period of 1996. The gross profit improvement of $4.1 million was partially offset by the $3.5 million increase in selling, general and administrative expenses.

For the twenty-eight weeks ended October 12, 1996, the operating loss was $.5 million, compared to a $15.3 million operating profit, or 2.1% of revenue, in the comparable period of 1996. The $4.1 million improvement in gross profit was more than offset by $7.5 million of FAS 121 charges, $2.4 million of pension curtailment charges, and the other selling, general and administrative expenses previously discussed.

INTEREST EXPENSE

Interest expense in the second quarter of 1997 declined $31,000, or .8%, from the second quarter of 1996. For the twenty-eight weeks ended October 12, 1996, interest expense declined $68,000, or 1.0%, to $6.8 million, from the comparable period in 1996. The second quarter and twenty-eight week decline resulted from lower principal balances.

INCOME TAXES

For the quarter ended October 12, 1996, the effective income tax rate was 36.0%, compared to 36.5% for the comparable period of the prior year. For the twenty-eight weeks ended October 12, 1996, the effective income tax rate was 40.0%, compared to 36.4% for the comparable period of the prior year.

NET INCOME

Net income for the sixteen weeks ended October 12, 1996 was $2.7 million, or 0.6% of revenue, compared to $2.2 million, or 0.5% of revenue, for the comparable period of the prior year. For the twenty-eight weeks ended October 12, 1996, net loss was $4.4 million, or 0.6% of revenue, compared to net income of $5.4 million, or 0.7% of revenue, for the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases.

During the second quarter of 1997, the following stores opened or were under construction:


                                                   Square
     Store Type               Category              Feet        Location              Status
     ----------               --------             ------       --------              ------
     Supermarket              Replacement          65,000       Muncie, IN            Open*
     LoBill                   Conversion           22,000       Portland, IN          Open
     LoBill                   Conversion           17,000       Union City, OH        Open
     Convenience              New                   3,600       Frankfort, IN         Open*
     Convenience              Replacement           4,600       Albany, IN            Open


              * opened subsequent to October 12, 1996

The Company is currently pursuing development of the following projects:
(i) a 65,000 square foot replacement supermarket in Greenwood, Indiana,
(ii) a 65,000 square foot supermarket in Carmel, Indiana, and (iii) ten additional Village Pantry stores. The Company is also pursuing the acquisition of several additional sites for future development.

The estimated cost of these projects in 1997, including routine capital expenditures, is $40 million. It is anticipated that equipment leasing will fund approximately $10 million of this amount. As of October 12, 1996, the Company had expended $19 million for 1997 capital expenditures. The Company believes it can finance the balance of its capital expenditures planned for 1997 with internally generated funds.

The Company's plans with respect to store construction, expansion and remodeling may be revised from time to time, in light of changing conditions, such as competitive influences, its ability to successfully negotiate site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible that some of the projects described above may not commence, others may be added, and a portion of the planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year.

As presented in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $13.5 million for the first half of 1997. This was a $1.7 million, or 14.5%, increase from the $11.8 million reported for the first half of 1996. The significant changes in working capital from March 30, 1996 were a $4.7 million increase in inventory, a $1.8 million increase in recoverable income taxes, a $4.4 million increase in accounts payable and accrued expenses, and a $6.0 million decrease in notes payable to banks. The $4.7 million increase in inventory was largely attributable to stores opened in the last twelve months and seasonal buying patterns. The net increase in recoverable income taxes was predominately the result of non-cash FAS 121 charges recorded by the Company. The increase in accounts payable and accrued expenses was primarily a function of the increase in inventory and seasonal trends. The decrease in notes payable to banks was offset by amounts borrowed under revolving credit agreements classified as long-term liabilities.

The Company's bank revolving credit agreements provide $40 million of financing, of which $18 million was utilized at October 12, 1996. Commitments from various banks for short-term borrowings provide an additional $15 million at rates equal to, or below, the prime rates of the committed banks. At October 12, 1996, $9 million was outstanding on short-term bank borrowings.

At October 12, 1996, the Company's long-term debt and capital lease obligations amounted to $146.3 million, compared to $150.5 million at October 14, 1995. Of the total long-term debt and capital lease obligations at October 12, 1996, 86% were at fixed rates of interest averaging 8.8%, and 14% were at fluctuating rates averaging 5.2%. At October 14, 1995, fixed rate obligations comprised 88% of long-term debt and capital lease obligations at an average rate of 8.8%, and the remaining 12% were at fluctuating rates averaging 6.8%.

The Company anticipates continued access to its historical financing sources such as long-term debt placements and leases, including capital and operating leases for its expansion activities; however, the Company's senior note agreements preclude additional long-term borrowings if total long-term liabilities, including capital lease obligations, would exceed 60% of consolidated net tangible assets. Under the most restrictive covenant in these agreements, the Company may incur approximately $16.1 million of additional long-term borrowings. The senior note agreements prohibit the Company from entering into any operating leases having an original term greater than three years, unless consolidated income available for fixed charges, as defined in the agreements, exceeds 150% of the four year average fixed charges in three of the four most recently completed fiscal years. As of March 30, 1996, 150% of the average fixed charges for the four most recently completed fiscal years exceeded consolidated income available for fixed charges in each of those years. Accordingly, the Company will not be able to enter into any lease with a term in excess of three years in 1997.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES OR RIGHTS OF HOLDERS THEREOF

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on August 6, 1996 (the "Annual Meeting"). At the Annual Meeting, shareholders voted to elect four directors for terms of three years each and until their successors are duly elected and qualified. The table below sets forth the number of votes cast for and withheld with respect to each nominee for director:

                  Nominee                   For               Withheld
                  -------                   ---               --------
              Charles R. Clark            3,092,387            25,041
              C. Alan Marsh               3,094,446            22,982
              James K. Risk, III          3,092,582            24,846
              J. Michael Blakley          3,092,974            24,454


ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  Exhibit 11  Statement Re:  Computation of Earnings Per Share

                  Exhibit 27 Financial Data Schedule for the quarter for which this report is filed.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MARSH SUPERMARKETS, INC.


November 22, 1996                    By:        /s/ Douglas W. Dougherty
                                        ---------------------------------------
                                        Douglas W. Dougherty
                                        Vice President, Chief Financial Officer
                                        and Treasurer



November 22, 1996                    By:        /s/ Mark A. Varner
                                        ---------------------------------------
                                        Mark A. Varner
                                        Chief Accounting Officer,
                                        Corporate Controller


                                 Exhibit Index                      Page Number
                                 -------------                      -----------
Exhibit 11   Statement Re:  Computation of Earnings Per Share            13

Exhibit 27   Financial Data Schedule                                     14