Form 10-Q
period 1997-01-04
MARSH SUPERMARKETS INC
filed 1997-02-14
CIK 62737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 4, 1997

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


         Number of shares outstanding of each of the issuer's classes of common stock as of January 4, 1997:

                            Class A Common Stock  -  3,850,630  shares
                            Class B Common Stock  -  4,544,111  shares
                                                     ---------
                                                     8,394,741  shares
                                                     ---------

                         PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MARSH SUPERMARKETS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                        12 Weeks Ended                40 Weeks Ended
                                                  ------------------------     ---------------------------

                                                January 4,      January 6,     January 4,       January 6,
                                                ----------      ----------     ----------       ----------
                                                  1997             1996           1997            1996
                                                  ----             ----           ----            ----
Sales and other revenues                         $338,116        $329,198      $1,123,059       $1,074,626

Costs and expenses:
Cost of merchandise sold, including
  warehousing and transportation                  255,963         249,555         850,480          811,161
Selling, general and administrative                71,391          69,160         247,571          227,631
Depreciation and amortization                       4,461           4,456          19,158           14,469
                                                 --------        --------      ----------       ----------
Operating profit                                    6,301           6,027           5,850           21,365
Interest and debt expense amortization              2,992           3,099           9,829           10,003
                                                 --------        --------      ----------       ----------
Income (loss) before income taxes                   3,309           2,928          (3,979)          11,362
Income taxes                                        1,303           1,115          (1,612)           4,183
                                                 --------        --------      ----------       ----------
Net income (loss)                                $  2,006        $  1,813      $   (2,367)      $    7,179
                                                 ========        ========      ==========       ==========
Earnings (loss) per common share:
  Primary                                        $    .24        $    .21      $     (.28)      $      .85
                                                 ========        ========      ==========       ==========

  Fully diluted                                  $    .23        $    .21      $     (.18)      $      .81
                                                 ========        ========      ==========       ==========
Dividends per share                              $    .11        $    .11      $      .33       $      .33
                                                 ========        ========      ==========       ==========

           See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              January 4,    March 30,    January 6,
                                                              ----------    ---------    ----------
                                                                1997          1996         1996
                                                                ----          ----         ----
                                                             (Unaudited)     (Note A)    (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                                        $  10,885    $  12,822      $  13,337
  Accounts receivable                                            27,790       23,790         20,924
  Inventories, less LIFO reserve; January 4,
      1997 - $18,763; March 30, 1996 - $18,243;
      January 6, 1996 - $19,105                                  92,021       89,746         87,266
  Prepaid expenses                                                4,833        4,764          6,031
  Recoverable income taxes                                        1,034          361              -
  Deferred income taxes                                           1,467        1,510          3,748
                                                              ---------    ---------      ---------
       Total current assets                                     138,030      132,993        131,306
Property and equipment, less allowances for depreciation        235,917      229,931        231,518
Other assets                                                     22,933       24,370         25,028
                                                              ---------    ---------      ---------
                                                              $ 396,880    $ 387,294      $ 387,852
                                                              =========    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                       $  16,072    $  15,000      $  10,000
  Accounts payable                                               52,196       54,629         53,777
  Accrued liabilities                                            40,862       37,755         35,163
  Current maturities of long-term liabilities                     7,264        7,022          7,245
                                                              ---------    ---------      ---------
        Total current liabilities                               116,394      114,406        106,185

Long-term liabilities:
  Long-term debt                                                141,710      129,854        137,129
  Capital lease obligations                                       4,531        5,212          5,376
                                                              ---------    ---------     ----------
        Total long-term liabilities                             146,241      135,066        142,505

Deferred items:
   Income taxes                                                   7,676        9,700         11,896
   Other                                                         12,315        9,964          8,776
                                                              ---------  -----------      ---------
        Total deferred items                                     19,991       19,664         20,672

Shareholders' Equity:
  Common stock, Classes A and B (Note B)                         24,791       24,784         24,784
  Retained earnings                                              97,278      102,414        101,485
  Cost of common stock in treasury                               (7,497)      (7,476)        (7,476)
  Additional minimum pension liability                                -       (1,258)             -
  Notes receivable - stock options                                 (318)        (306)          (303)
                                                              ---------    ---------      ---------
        Total shareholders' equity                              114,254      118,158        118,490
                                                              ---------    ---------      ---------
                                                              $ 396,880    $ 387,294      $ 387,852
                                                              =========    =========      =========


           See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                         40 Weeks Ended
                                                                  ----------------------------
                                                                  January 4,       January 6,
                                                                  ----------       ----------
                                                                     1997             1996
                                                                     ----             ----
OPERATING ACTIVITIES
Net income (loss)                                               $  (2,367)         $  7,179
Adjustments to reconcile net income to net
         cash provided by operating activities:
    Depreciation and amortization                                  14,487            14,469
    Amortization of other assets                                    4,068             4,218
    Changes in operating assets and liabilities                    (7,068)           (4,516)
    Other operating activities                                      6,950              (989)
                                                                 --------          --------
Net cash provided by operating activities                          16,070            20,361

INVESTING ACTIVITIES
Net acquisition of property, equipment and land                   (25,768)          (17,581)
Other investing activities                                         (1,932)           (3,844)
                                                                 --------          --------
Net cash used for investing activities                            (27,700)          (21,425)

FINANCING ACTIVITIES
Proceeds of short-term borrowing, net                               1,072             3,000
Proceeds of long-term borrowing                                    42,580            58,500
Repayments of long-term debt and capital leases                   (31,162)          (58,994)
Purchase of shares for treasury                                       (27)             (696)
Cash dividends paid                                                (2,770)           (2,774)
                                                                 --------          --------
Net cash provided by (used for) financing activities                9,693              (964)
                                                                 --------          --------

Net decrease in cash and equivalents                               (1,937)           (2,028)

Cash and equivalents at beginning of period                        12,822            15,365
                                                                 --------          --------
Cash and equivalents at end of period                            $ 10,885          $ 13,337
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

JANUARY 4, 1997

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

The condensed consolidated financial statements for the twelve and forty week periods ended January 4, 1997 and January 6, 1996, respectively, were not audited by independent auditors. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a condensed basis, the financial position, results of operations and cash flows for the periods presented. Certain items were reclassified for the twelve and forty week periods ended January 6, 1996 to conform with the basis of presentation used for the comparable periods ended January 4, 1997.

Operating results, for the forty week period ended January 4, 1997, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 1997.

NOTE B -- COMMON STOCK
Class A Common Stock and Class B Common Stock have 15 million shares authorized each. On January 4, 1997, March 30, 1996 and January 6, 1996, there were 3,850,630, 3,850,698 and 3,850,698 shares of Class A Common Stock and 4,544,111, 4,544,855 and 4,544,855 shares of Class B Common Stock outstanding, respectively.

In June 1995, the Company authorized an increase in its previously announced stock repurchase plan from $2 million to $4 million. Through January 4, 1997, the Company repurchased 189,987 shares at an aggregate cost of $2.0 million. The Company intends to purchase the remaining shares, from time to time in the open market, at prices under $14 per share. The total number of shares that could be affected by this plan represents approximately 4% of the currently outstanding common stock.

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

                                                      Third Quarter                    Year - to - Date
                                               ---------------------------         ----------------------------
                                               Percent of Revenues                 Percent of Revenues
                                               -------------------   Percent       -------------------      Percent
                                                1997         1996    Change         1997         1996       Change
                                                ----         ----    ------         ----         ----       ------
                                                                     <
Sales and other revenues                       100.0%       100.0%      2.7%       100.0%       100.0%        4.5%
Gross profit                                    24.3%        24.2%      3.2%        24.3%        24.5%        3.5%
Selling, general and administrative             21.1%        21.0%      3.2%        22.0%        21.2%        8.8%
Depreciation and amortization                    1.3%         1.4%      0.1%         1.7%         1.3%       32.4%
Operating profit                                 1.9%         1.8%      4.5%         0.5%         2.0%      (72.6%)
Interest and debt expense amortization           0.9%         0.9%     (3.5%)        0.9%         0.9%       (1.7%)
Income taxes                                     0.4%         0.3%     16.9%        (0.1%)        0.4%        n/m
Net income (loss)                                0.6%         0.6%     10.6%        (0.2%)        0.7%        n/m

       n/m = non-meaningful comparison

SALES AND OTHER REVENUES
Consolidated sales and other revenues increased $8.9 million, or 2.7%, to $338.1 million in the third quarter of 1997, compared to the same quarter of 1996. Approximately $6.0 million of the increase was from wholesale sales to non-related parties by Convenience Store Distributing Company (CSDC), $3.0 million from convenience store operations, and $1.2 million from food services operations. Sales and other revenues in supermarket operations declined $1.4 million, with net closings of one store and continued competitive market activity. Retail sales (excluding fuel sales) were virtually the same as the year earlier quarter. Sales in comparable stores (including replacement supermarkets and convenience stores and format conversions) decreased 0.1% from the third quarter of 1996. Low rates of food price inflation and competitive activity in the Indianapolis market continued to constrain comparable store sales growth. The increased revenue at CSDC resulted from the addition of new customers and volume increases from existing customers. At the end of the current quarter, CSDC served 1,420 non-related stores, compared to 1,360 non-related stores at the end of the same quarter of 1996.

For the forty weeks ended January 4, 1997, consolidated sales and other revenues increased $48.4 million, or 4.5%, to $1.12 billion, compared to the same forty weeks of 1996. Approximately $15.7 million of the increase was attributable to supermarket operations, $7.8 million from convenience store operations, $22.2 million from wholesale sales to non-related parties by CSDC, and $3.4 million from food services operations. Retail sales (excluding fuel sales) increased 2.5%. Sales in comparable supermarkets and convenience stores increased 0.4% from the same forty weeks of 1996. CSDC's revenue increase resulted from the addition of new customers and volume increases from existing customers. Revenues for forty weeks of 1997 included gains of $112,000 from asset disposals, compared to $678,000 in the same period of 1996.


GROSS PROFIT
Gross profit is net of warehousing, transportation, and promotional expenses. Gross profit increased $2.5 million, or 3.2%, to $82.2 million in the third quarter of 1997, from the comparable quarter of 1996. Increases in gross profit were achieved in each of the supermarket, convenience store and food service operations, and in CSDC. As a percentage of revenue, gross profit improved 0.1% due primarily to supermarket operations.

For the forty weeks ended January 4, 1997, gross profit increased $9.1 million, or 3.5%, to $272.6 million, from the comparable period of the prior year. The increase was primarily attributable to a $6.8 million increase from supermarket operations and a $2.4 million increase from food services operations, accompanied by increases in CSDC and convenience store operations, net of the decline in asset disposals discussed previously. As a percentage of revenue, gross profit declined 0.2%, due primarily to the convenience store operations and CSDC. The convenience store operations decline resulted from lower fuel margins, and the CSDC decline is attributable to a disproportionate increase in sales of cigarettes at margins lower than food products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses, increased $2.2 million or 3.2%, to $71.4 million in the third quarter of 1997, compared to the third quarter of 1996. As a percentage of revenue, these expenses increased to 21.1% as compared to 21.0% in the comparable quarter of 1996. The increased expenses were primarily attributable to higher selling expenses in the supermarket and food service operations. Retail wage and benefit expenses increased $2.0 million from the third quarter of 1996. A tight labor market continues to cause a shift to a higher full-time employee ratio and higher hourly wage rates. Wage costs in identical stores increased 2.1% for the third quarter of 1997 compared to the same quarter of 1996.

For the forty weeks ended January 4, 1997, selling, general and administrative expenses increased $19.9 million, or 8.8%, to $247.6 million, from the comparable forty weeks of 1996. As a percentage of revenues, these expenses increased to 22.0% from 21.2% in the comparable period of 1996. The increase was primarily attributable to $2.6 million in charges related to future lease obligations and the write-down of land values for impaired stores; $2.4 million from the decision to curtail the accrual of benefits under the Company's qualified defined benefit pension plan; $1.3 million for reorganization expenses primarily related to personnel expenses for recruiting and relocation, as well as expenses related to internal management; $1.5 million primarily related to adjustments in merchandising allowances and payments to employees in lieu of wage increases; and increased selling expenses primarily attributable to television advertising production costs expensed during the first quarter that will benefit future quarters and stores opened since July 1995. The reorganization expenses were designed to make the Company more merchandising focused and to improve further the Company's prepared foods programs. Retail wage and benefit costs for the forty weeks of 1997 increased $6.3 million from the forty weeks of 1996. Wages in identical stores increased 1.1% from the comparable period of 1996.

DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense was $4.5 million for the third quarter in both 1997 and 1996. As a percentage of revenues, depreciation and amortization expense was 1.3% of revenues in 1997, compared to 1.4% in 1996.

For the forty weeks ended January 4, 1997, depreciation and amortization expense increased $4.7 million, or 32.4%, to $19.2 million, from the comparable period of 1996, and included $4.9 million in FAS 121 charges primarily related to the adjustment of fixed asset values of eight supermarkets and twelve convenience stores. As a percentage of revenues, depreciation and amortization expense was 1.7% for the forty weeks of 1997, compared to 1.3% in the comparable weeks of 1996.

OPERATING PROFIT
Operating profit (earnings from continuing operations before interest and taxes) was $6.3 million, or 1.9% of revenues, for the third quarter of 1997, compared to $6.0 million, or 1.8% of revenues, in the comparable quarter of 1996. The gross profit increase of $2.5 million was partially offset by the $2.2 million increase in selling, general and administrative expenses.

For the forty weeks ended January 4, 1997, operating profit was $5.9 million, or 0.5% of revenues, compared to $21.4 million, or 2.0% of revenues, in the comparable period of the prior year. The $9.1 million improvement in gross profit was more than offset by the $7.5 million of FAS 121 charges, $2.4 million of pension plan charges, and the other selling, general and administrative expenses previously discussed.

INTEREST EXPENSE
Interest expense in the third quarter decreased $107,000, or 3.5%, to $3.0 million, from the third quarter of 1996. For the forty weeks ended January 4, 1997, interest expense decreased $174,000, or 1.7%, to $9.8 million, from the comparable period of 1996. The third quarter and forty week declines resulted from lower principal balances.

INCOME TAXES
For the quarter ended January 4, 1997, the effective income tax rate was 39.4%, compared to 38.1% for the comparable period of the prior year. For the forty weeks ended January 4, 1997, the effective income tax rate was 40.5% compared to 36.8% for the comparable period of the prior year.

NET INCOME
Net income for the twelve weeks ended January 4, 1997, increased 10.6% to $2.0 million, from $1.8 million for the comparable period of the prior year. Net income was 0.6% of revenues for the twelve weeks of both 1997 and 1996. For the forty weeks ended January 4, 1997, net loss was $2.4 million, or 0.2% of revenues, compared to net income of $7.2 million, or 0.7% of revenue, for the comparable forty weeks of the prior year.

LIQUIDITY AND CAPITAL RESOURCES
The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases.

During the first forty weeks of 1997, the following stores opened:


                                                      Square
   Store Type                Category                  Feet                  Location
   ----------                --------                  ----                  --------
   Supermarket               Replacement             65,000                  Muncie, IN
   LoBill                    Conversion              31,000                  Indianapolis, IN
   LoBill                    Conversion              22,000                  Portland, IN
   LoBill                    Conversion              17,000                  Union City, OH
   Convenience               New                      4,400                  Cambridge City, IN
   Convenience               New                      3,600                  Frankfort, IN
   Convenience               Replacement              4,600                  Albany, IN


The Company is currently pursuing development of a 65,000 square foot replacement supermarket in Carmel, Indiana, and eleven Village Pantry stores. The Company is also pursuing the acquisition of several additional sites for future development.

The estimated cost of these projects in 1997, including routine capital expenditures, is $53 million. It is anticipated that equipment leasing will fund approximately $13 million of that amount. As of January 4, 1997, the Company had expended $39 million for 1997 capital expenditures, including the $9 million expansion of the perishable products warehouse in Yorktown, Indiana, completed in the third quarter of 1997. The Company believes it can finance the balance of its planned capital expenditures with internally generated funds.

The Company's plans with respect to store construction, expansion and remodeling may be revised from time to time in light of changing conditions, such as competitive influences, its ability to successfully negotiate site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible that the projects described above may not commence, others may be added, and a portion of the planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year.

As presented in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $16.1 million for the first three quarters of 1997. This was a $4.3 million, or 21.1%, decrease from the $20.4 million reported for the same period of 1996. The significant changes in working capital from March 30, 1996 were a $4.0 million increase in accounts receivable, and a $2.3 million increase in inventory. The increase in accounts receivable was largely attributable to higher levels of CSDC sales to credit customers, and the increase in inventory was due to seasonal demand.

The Company's revolving credit agreements provide for borrowing up to $40 million, of which $30 million was utilized at January 4, 1997. Commitments from various banks for short-term borrowing provide an additional $15 million at rates equal to, or below, the prime rates of the committed banks. At January 4, 1997, $6.1 million was outstanding on short-term bank borrowing.

At January 4, 1997, the Company's long-term debt and capital lease obligations amounted to $146.2 million, compared to $142.5 million at January 6, 1996. Of the total long-term debt and capital lease obligations at January 4, 1997, 85% were at fixed rates of interest averaging 8.8%, and 15% were at fluctuating rates averaging 6.9%. At January 6, 1996, fixed rate obligations comprised 92% of long-term debt and capital lease obligations at an average rate of 8.8%, and the remaining 8% were at fluctuating rates averaging 6.2%.

The Company anticipates continued access to its historical financing sources such as long-term debt placements and leases, including capital and operating leases for its expansion activities; however, the Company's senior note agreements preclude additional long-term borrowings if total long-term liabilities, including capital lease obligations, would exceed 60% of consolidated net tangible assets. Under the most restrictive covenant in these agreements, the Company may incur approximately $17.8 million of additional long-term borrowings. The senior note agreements prohibit the Company from entering into any operating leases having an original term longer than three years, unless consolidated income available for fixed charges, as defined in the agreements, exceeds 150% of the four year average fixed charges in three of the four most recently completed fiscal years. As of March 30, 1996, 150% of the average fixed charges for the four most recently completed fiscal years exceeded consolidated income available for fixed charges in each of those years. Accordingly, the Company will not be able to enter into any lease with a term in excess of three years in 1997.

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



                                        MARSH SUPERMARKETS, INC.



February 14, 1997                       By:      /s/ Douglas W. Dougherty
                                            ---------------------------------
                                            Douglas W. Dougherty
                                            Vice President, Chief Financial
                                            Officer, and Treasurer




February 14, 1997                       By:      /s/ Mark A. Varner
                                            ----------------------------------
                                            Mark A. Varner
                                            Corporate Controller and Chief
                                            Accounting Officer