Form 10-K
period 1997-03-29
MARSH SUPERMARKETS INC
filed 1997-06-27
CIK 62737

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  For the fiscal year ended March 29, 1997

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

       Aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of June 2, 1997: $41,350,335. This calculation assumes all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates", a status which each of the officers and directors individually disclaims.

       At June 2, 1997, there were 3,849,426 shares of Class A Common Stock and 4,544,232 shares of Class B Common Stock outstanding.

       Portions of the 1997 Annual Report to Shareholders for the year ended March 29, 1997 are incorporated by reference into Parts I and II.

       Portions of the Proxy Statement for the Annual Shareholders' Meeting to be held August 5, 1997 are incorporated by reference into Part III.

                                   PART I

ITEM 1.  BUSINESS

GENERAL

At March 29, 1997, Marsh Supermarkets, Inc. (the "Company" or "Marsh") operated 88 supermarkets and 182 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh owns and operates a specialized convenience store distribution business which serves its Village Pantry stores as well as over 1,400 unaffiliated convenience stores in a ten state area. Marsh also owns and operates a food services division which provides upscale catering, vending, concession, and business cafeteria management services.

SUPERMARKETS

At March 29, 1997, the Company operated 88 supermarkets, 75 in central Indiana and 13 in western Ohio. The 37 stores in the Indianapolis metropolitan market area constitute the Company's major market. The remaining supermarkets operate in 35 other communities. Revenues from supermarket operations represent approximately 69% of the Company's fiscal 1997 consolidated sales and other revenues.

The Company's supermarket merchandising strategy emphasizes service, quality and convenient one-stop shopping at competitive prices. Of the Company's supermarkets, 61 are open 24 hours a day and 14 are open until midnight, with the remainder having various other schedules. All stores are open seven days a week.

The Company believes providing quality merchandise is an important factor in maintaining and expanding its customer base. In recent years, the Company has devoted a greater proportion of new and remodeled stores to fresh, high quality perishables, such as produce, delicatessen items, baked goods, prepared foods, seafood and floral items. The Company believes fresh produce is an important customer draw; therefore, it focuses on buying premium quality produce worldwide. An extension of this theme is convenient, high quality, ready to eat meals. The "Chef Fresh" program offers take-home items for immediate consumption in 57 stores. These products are prepared in the Company's central kitchen and the geographic concentration of the supermarkets enables the Company to deliver fresh items to its stores quickly and frequently. Central kitchen is now a shared facility, providing fresh items to most divisions.

The Company's new and expanded large supermarket store format offers customers convenient one-stop shopping. Its Marsh supermarkets feature an extended line of traditional grocery store items as well as service and specialty departments such as delicatessens, bakeries, prepared foods, prime cut meats, fresh seafood, floral and video rental. The Company features nationally advertised and distributed merchandise along with products under its own trademarks, service marks and trade names. Service and specialty departments included in Marsh supermarkets include delicatessens (88 stores), hot prepared foods (59), bakeries (88), prime cut service meat (58), fresh service seafood (59), floral shops (58), imported cheese shops (50), wines and beer (82), salad bars (37), video rental (73), cosmetic counters (16), shoe repair (18), and dry cleaners
(3). Twenty-three of the Company's supermarkets include pharmacies in food and drug combination stores. To combat increasing competition from other retail formats, such as wholesale clubs, 54 of the Company's supermarkets also include warehouse-type sections offering large size and multi-pack products typically featured by wholesale clubs, priced competitively with club prices. In addition, banks or savings institutions operate branch facilities in 36 of the Company's stores, and 33 stores offer ATM machines. Home delivery of orders placed by customers via telephone or fax is offered to the Indianapolis metropolitan market.

The Company's superstore format is in excess of 75,000 square feet, and its modern conventional supermarket format is approximately 55,000 to 65,000 square feet. The Company currently operates five superstores and ten modern conventional supermarkets. Approximately one-third of the sales area in these stores is devoted to merchandising fresh, high quality perishable products such as delicatessens, bakeries, prepared foods and produce, and approximately 5,000 square feet are devoted to warehouse-type merchandising of bulk club pack merchandise.

The Company has developed a smaller, low-price supermarket format with limited service and specialty departments as an alternative to the large, full service supermarket. As of March 29, 1997, the Company operated fourteen of its supermarkets under this concept. Subsequent to March 29, 1997, a conventional Marsh supermarket was converted to this format and an additional store was acquired. The stores operate under the trade name LoBill Foods. There is an ongoing development program within the Company's market area to remodel selected Marsh supermarkets to the LoBill format. The Company believes the LoBill format offers an opportunity to maximize its market area by expanding into smaller communities and inner city metropolitan areas that can be better served by that format and to appeal to the price motivated consumer in markets currently serviced by traditional Marsh stores.

The Company's supermarkets range in size from 15,000 to 81,500 square feet. The average size is approximately 37,700 square feet. The Company has an ongoing development program of constructing larger Marsh supermarkets within its market area and remodeling, enlarging and replacing existing supermarkets. Future development will continue to focus on a food and drug combination store format of approximately 50,000 to 60,000 square feet, with superstores in excess of 80,000 square feet in select locations. The Company believes a larger store format enables it to offer a wider variety of products and expanded service and specialty departments, thereby strengthening its competitive position. The following summarizes the number of stores by size categories:

                                                          Number
         Square Feet                                     of Stores
         -----------                                     ---------
         More than 70,000   . . . . . . . . . . . . . . . . . .  5
         50,000 - 70,000    . . . . . . . . . . . . . . . . . . 10
         40,000 - 49,999    . . . . . . . . . . . . . . . . . .  7
         30,000 - 39,999    . . . . . . . . . . . . . . . . . . 34
         20,000 - 29,999    . . . . . . . . . . . . . . . . . . 29
         Less than 20,000   . . . . . . . . . . . . . . . . . .  3
                                                                --
                                                                88
                                                                ==

The Company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The focus of the television campaign promotes a quality and service image rather than specific products and prices. The Indianapolis television market covers approximately 80% of the Company's stores. Various sales enhancement promotional activities, including free grocery and other programs designed to encourage repeat shoppers, are conducted as an important part of the Company's merchandising strategy. The Company utilizes a frequent shopper card program, "Fresh I.D.E.A(R)." This card functions as a check cashing card, video rental card and automatically provides electronic coupons. Further, a customer may select a VISA(R) co-branded credit card option for their Fresh I.D.E.A. card, and earn rebates on all credit card purchases, regardless of the merchant. The rebates are funded by the bank partner.

CONVENIENCE STORES

At March 29, 1997, the Company operated 182 convenience stores under the Village Pantry trade name. These self-service stores offer a broad selection of grocery, bakery, dairy and delicatessen items including freshly prepared food products. Approximately 57% of the stores also offer petroleum products. Revenues from the convenience stores represented approximately 13% of the Company's fiscal 1997 consolidated sales and other revenues. Carry-out cold beer, a high-volume item typically found in convenience stores in other states, may be sold only by package liquor stores and taverns in Indiana; accordingly, it is not sold in the Company's convenience stores in Indiana. In Indiana, all but nine of the Company's convenience stores are open 24 hours a day; the remaining stores close at 11:00 P.M. or midnight. All stores are open seven days a week.

These stores offer fresh pastry products and sandwiches prepared in the stores. The Company has added higher margin food and beverage products, such as store-prepared pizza (38 stores), broasted chicken (43), and self-service fountain drinks, as well as sit-down eating areas in 62 stores. The Company is a Taco Bell Express franchisee in three stores which extends the fast food variety available. Two of the stores include drive-thru service. The Company has also partnered with Shell Oil Company in the Kokomo market area whereby the Company receives a fixed fee and a commission based on fuel sales above a base level, and does not have capital invested in the fuel inventory or dispensing equipment. It is anticipated that the relationship with the Shell Oil Company will be expanded into additional markets. The Company also added drive-thru car washes at two store locations.

The Company has an ongoing program of remodeling, upgrading and replacing existing Village Pantry stores with particular emphasis on developing locations that will yield a high volume of gasoline sales. New stores generally average 3,700-4,500 square feet, compared to 1,800-2,500 square feet for older stores. The larger size accommodates the aforementioned new food products. In constructing new, and remodeling and expanding existing stores, the Company tailors the format to each specific market, with heavy emphasis on food service in areas which the Company believes to be less susceptible to intense competition from major fast food operators, such as smaller towns and high density neighborhoods.

CONVENIENCE STORE DISTRIBUTING COMPANY ("CSDC")

CSDC serves the Company's Village Pantry stores and over 1,400 unaffiliated stores in a ten state area. CSDC distributes a wide range of products typically sold in convenience stores, including groceries, cigarette and other tobacco products, snack items, housewares and health and beauty care products. Customers have the opportunity to order most product lines in single units. CSDC owns a 210,000 square foot warehouse and distribution facility in Richmond, Indiana, which the Company estimates is operating at 75% of capacity. CSDC utilizes its own trucks and drivers for its transportation needs. The CSDC sales and marketing staff of approximately 43 employees services existing customers and actively solicits new customers. CSDC accounted for approximately 17% of the Company's fiscal 1997 consolidated sales and other revenues.

CRYSTAL FOOD SERVICES

The Company's food service operation does business under the trade name Crystal Food Services. It offers a range of services including banquet hall catering, special events catering, concession services, vending, and cafeteria management. The Company focuses on presenting expertly prepared cuisine, of unsurpassed freshness and quality in all of its food service operations. The Company began its food service operations in 1993 with ALLtimate Catering and expanded in January 1995 with the acquisition of Crystal Catering. In May 1995, the Company expanded again with the acquisition of Martz and Associates Food Services. The Company intends to expand the food services operations through the solicitation of new customers and possible acquisition of businesses that will complement the existing operations.

The combination of these operations has created a unique range of services, products and facilities. The Company's banquet hall facilities include the Crystal Yacht Club, the Marott, the Indiana Roof Ballroom, the Murat Shrine Centre, and the Victorian Manor/Schnull-Rausch House. The Company does special event catering at the Indianapolis Motor Speedway, Conner Prairie Museum, Indianapolis Museum of Art, the Eiteljorg Western Museum of Art, the RCA Tennis Championships, and the Horizon Convention Center in Muncie, Indiana. The Company also provides concession services at the Indianapolis Zoo, Conner Prairie and the Indiana State Fairgrounds, and cafeteria management to 10 major employers and vending services to over 100 clients throughout the greater Indianapolis area. The Company's food service operation also provides meals at the child development centers for Marsh and Eli Lilly in Indianapolis.

SUPPLY AND DISTRIBUTION

The Company supplies its supermarkets from three Company-operated distribution facilities. Dry grocery and frozen food products are distributed from a 409,000 square foot leased facility in Indianapolis. Produce and meat products are distributed from a 191,000 square foot perishable products facility in Yorktown, Indiana. Non-food products are distributed from 180,000 square feet of a 388,000 square foot Company owned warehouse in Yorktown. In addition, the Company leases a 172,000 square foot warehouse for storage of forward purchases of merchandise and seasonal items. Additional outside warehouse space is leased as needed to meet seasonal demand.

The Company's distribution centers are modern and highly automated. Merchandise is controlled through an on-line computerized buying and inventory control system. In fiscal 1997, the perishable products facility was expanded by approximately 67,000 square feet to allow for future growth of all perishable commodities. The receiving dock was modified to enhance product flow. Also, new state-of-the-art banana rooms were added to ensure high quality bananas with consistent color. The Company believes its distribution centers are adequate for its needs for the foreseeable future without major additional capital investment. The Company estimates the supermarket distribution centers currently operate at approximately 75% of capacity. Approximately 80% of the delivery trips from distribution centers to supermarkets are 75 miles or less. The Company also operates a commissary and a central kitchen to produce products sold through the delicatessen departments of its supermarkets and convenience stores and to third parties through CSDC.

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

CSDC supplies grocery, produce, housewares, health and beauty care, and cigarette and tobacco products to the Company's convenience stores. Also, CSDC supplies cigarette and tobacco products to the Company's supermarkets.

The Company's supermarket transportation function is performed by Ruan Transportation Management Systems ("Ruan"), an unaffiliated transportation management and equipment leasing company. This service is provided under a seven year contract, dated September 18, 1987, which is automatically renewed for successive one year terms unless canceled by Ruan or the Company at least sixty days prior to the anniversary date, subject to early cancellation in stages under certain conditions. Under the arrangement, Ruan employs the drivers, dispatchers and maintenance personnel who perform the Company's distribution function. A subsidiary of the Company leases most of its tractor/trailer fleet from Ruan under long-term, full service leases.

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

The Company utilizes in-store micro-computers in the supermarkets to automate various tasks, such as electronic messaging, processing the receiving and billing of vendor direct-store-delivered (DSD) merchandise, processing of video rentals, processing pharmacy records in the 23 food and drug combination stores, and time keeping for payroll processing. Future supermarket applications currently under development include computer-assisted reordering, an electronic shelf tag program and a business television satellite program. All convenience stores are equipped with micro-computers for electronic transmission of accounting and merchandising data to headquarters, electronic messaging and processing DSD merchandise receiving and billing.

Additionally, the Company plans to upgrade supermarket front-end systems and scale equipment, and begin to implement new inventory/procurement distribution software.

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

The Company believes Village Pantry is one of the largest convenience store chains in its market area. Major competitors are petroleum marketing companies which have converted or expanded gasoline locations to include convenience food operations. National convenience store chains do not have a significant presence in the Company's marketing area. The Company believes the principal competitive factor for convenience stores is location, and it actively pursues the acquisition of attractive sites for replacing existing stores and future development of new stores. Also in 1998, additional Village Pantry stores will be converted to the Shell brand, with Shell Oil providing the capital for upgrading existing fuel operations at these stores.

The Company believes the primary competitive factors in CSDC's wholesale distribution business are pricing, and the timeliness and accuracy of deliveries. CSDC's major competitors are McLane Company, Inc. and several regional wholesale distributors.

SEASONALITY

Marsh's supermarket sales are subject to some seasonal fluctuation, as are other retail food chains. Traditionally, higher sales occur during the third quarter holiday season, and lower sales occur in the warm weather months of the second quarter. Convenience store sales traditionally peak in the summer months.

EMPLOYEES

The Company has approximately 12,800 employees. Approximately 7,440 employees are employed on a part-time basis. All employees are non-union, except approximately 200 supermarket distribution facility employees who are unionized under two three-year collective bargaining agreements which extend to May, 2001. The Company considers its employee relations to be excellent.

The Company opened a child development center in fiscal 1997 in an effort to help employees meet day care needs. The operation is located in a 12,500 square foot facility near one of the Company's supermarkets in Carmel, Indiana. Marsh owns the building and the equipment. The operations are run by an unaffiliated child care firm. The service is limited to the Company's employees and immediate family members and operates five days a week and holidays.

REGULATORY MATTERS

As a retailer of alcoholic beverages, tobacco products and gasoline, the Company is subject to federal and state statutes, ordinances and regulations concerning the storage and sale of these products. The Company is aware of the existence of petroleum contamination at 21 Village Pantry locations and has commenced remediation at each of these sites. The cost of remediation varies significantly depending on the extent, source and location of the contamination, geological and hydrological conditions and other factors.

ITEM 2.  PROPERTIES

The following table summarizes the per unit and aggregate size of the retail facilities operated by Marsh, together with an indication of the age of the total square footage operated.

                                            Per Store
                     Footage Operated       Average       0-5 Years    5-10 Years   Over 10 Years
                     ----------------       -------       ---------    ----------   -------------
Supermarkets              3,321,000          37,700         37%           31%             32%
Convenience Stores          514,000           2,800         17%           37%             46%
                          ---------
                          3,835,000
                          =========

Owned and leased retail facilities are summarized as follows:

                                                                                          Convenience
                                                                         Supermarkets       Stores
                                                                         ------------       ------
                  Owned                                                       34              129
                  Leased:
                    Fixed rentals only                                        26               28
                    Fixed plus contingent rentals                             28               25
                                                                              --              ---
                                                                              54               53
                                                                              --              ---
                                                                              88              182
                                                                              ==              ===
                  Lease expirations:
                    Within five years                                         32               46
                    Five to ten years                                         16                6
                    Beyond ten years                                           6                1
                                                                              --              ---
                                                                              54               53
                                                                              ==              ===

All leases, except for six supermarkets and fifteen Village Pantry stores, have one to four renewal options for periods of two to five years each. The majority of leases provide for payment of property taxes, maintenance and insurance by the Company. In addition, the Company is obligated under leases for 13 closed stores, of which 10 were subleased at March 29, 1997.

One supermarket (considered owned for purposes of the foregoing analysis) is leased under an equity lease arrangement pursuant to which ownership is transferred to the Company at the expiration of the lease.

The non-perishable grocery products warehouse in Indianapolis is leased with an initial lease term expiring in 2000 and options available through 2014. The facility, constructed in 1969, is located on a 44 acre site and has a total of 409,000 square feet, of which 382,000 are utilized for grocery warehousing operations. The remainder consists of a floral design center and office space.

A 191,000 square foot refrigerated perishable products handling facility in Yorktown, Indiana, serves as the distribution center for meat, produce and delicatessen items. The facility was completed in 1981 and was financed by an economic development bond . Ownership of the warehouse was reconveyed to the Company in 1996, and the facility was expanded and updated in fiscal 1997.

Marsh owns an additional 388,000 square foot facility in Yorktown, Indiana. Approximately 180,000 square feet of this facility is used as a distribution center for non-food products, approximately 21,000 square feet is used by the retail maintenance department, and an additional 55,000 square feet of warehouse space is leased to third parties. The portion of this facility formerly utilized for the Company's corporate offices currently is vacant.

The Company leases a 172,000 square foot warehouse in Indianapolis for storage of forward purchases of merchandise and seasonal items as well as housing the Company's product reclamation center.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF REGISTRANT

Information required by Item 10 with respect to the Registrant's executive officers is set forth below. Each officer has been elected for a term to expire in August 1997 or upon election of the officer's successor by the Board of Directors.

     NAME                                        POSITION                 AGE        FAMILY RELATIONSHIP
     ----                                        --------                 ---        -------------------

DON E. MARSH                        Chairman of the Board, President       59      Son of Garnet R. Marsh,
                                    and Chief Executive Officer                    brother of C. Alan Marsh
                                                                                   and of William L. Marsh

Mr. Don E. Marsh has held his current position as Chairman of the Board of
Directors, President and Chief Executive Officer of the Company for more than the past five years. He has been employed by the Company in various supervisory and executive capacities since 1961.
-----------------------------------------------------------------------------------------------------------
C. ALAN MARSH                       Vice Chairman of the Board and          55     Son of Garnet R. Marsh,
                                    Senior Vice President-Corporate                brother of Don E. Marsh
                                    Development                                    and William L. Marsh

Mr. C. Alan Marsh has held his current position since February 1992. For more than five years prior thereto, he served as President and Chief Operating Officer, Marsh Village Pantries, Inc. He has been employed by the
Company in various supervisory and executive capacities since 1965.

-----------------------------------------------------------------------------------------------------------
FRANK J. BRYJA                      President and Chief Operating,          55                 None
                                    Officer Supermarket Division

Mr. Frank J. Bryja has held his current position since August 1996. For more than five years prior thereto, he served as Vice President-Merchandising. He has been employed by the Company in various supervisory and executive capacities since 1965.

-----------------------------------------------------------------------------------------------------------
P. LAWRENCE BUTT                    Vice President, Counsel                 55                 None
                                    and Secretary

Mr. P. Lawrence Butt has held his current position for more than the past five years.  He has been employed by the Company in various executive capacities since 1977.

-----------------------------------------------------------------------------------------------------------
DOUGLAS W. DOUGHERTY                Vice President, Chief Financial         53                 None
                                    Officer and Treasurer

Mr. Douglas W. Dougherty has been employed by the Company as Chief Financial Officer since March 1994. His prior experience includes senior financial executive positions with Hartmarx, Inc. from November 1990 to
March 1994. Prior experience includes senior management positions at Dayton Hudson Corp. and The May
Department Stores Company.

-----------------------------------------------------------------------------------------------------------
WILLIAM L. MARSH                    Vice President - General Manager,       53     Son of Garnet R. Marsh,
                                    Property Management                            brother of Don E. Marsh
                                                                                   and C. Alan Marsh

Mr. William L. Marsh has held his current position for more than the past five years.  In May 1991, he was elected a director of the Company.  He has been employed by the Company in various supervisory and executive capacities since 1974.

-----------------------------------------------------------------------------------------------------------
RONALD R. WALICKI                   President and Chief Operating           59                 None
                                    Officer, Village Pantry Division

Mr. Ronald R. Walicki has held his current position since August 1996. Prior thereto, he served as
Executive Vice President, Supermarket Division since February 1994, and President and Chief Operating
Officer of Marsh Village Pantries, Inc. since February 1992. For more than five years prior to February
1992, he served as Vice President - General Manager, Supermarket Division. He has been employed by the
Company in various supervisory and management positions since 1965.

-----------------------------------------------------------------------------------------------------------
THEODORE R. VARNER                  President and Chief Operating           61                 None
                                    Officer, Convenience Store
                                    Distributing Company Division

Mr. Theodore R. Varner has held his current position since August 1994. For more than five years prior thereto, he served as Vice President - General Manager, Convenience Store Distributing Company Division.

-----------------------------------------------------------------------------------------------------------
JACK J. BAYT                        President and Chief Operating           40                 None
                                    Officer, Crystal Food Services Division

Mr. Jack J. Bayt has held his current  position since January 1995. For more than five years prior thereto, he was President and Chief Executive Officer of Crystal Catering of Indiana, Inc.

-----------------------------------------------------------------------------------------------------------
MARK A. VARNER                      Corporate Controller                    47                 None

Mr. Mark A. Varner has held his current position since 1990.  He has been employed by the Company in various accounting positions since 1971.

-----------------------------------------------------------------------------------------------------------

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Information on Common Stock and Shareholder Matters on pages 15 and 36 of the 1997 Annual Report to Shareholders for the year ended March 29, 1997 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data on page 14 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 through 19 of the 1997 Annual Report to Shareholders for the year ended March 29, 1997 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto on pages 21 to 32 of the 1997 Annual Report to Shareholders are incorporated herein by reference.

Quarterly Financial Data on page 15 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                   PART III

In accordance with Instruction G(3), except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the Registrant's definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after March 29, 1997, the end of the fiscal year covered by this report. As permitted by instruction G(3), the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1) The following consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries, included in the 1997 Annual Report to Shareholders for the year ended March 29, 1997 are incorporated by reference in Item 8.

           Consolidated Balance Sheets as of March 29, 1997 and March 30, 1996.

           Consolidated Statements of Income for each of the three years in the period ended March 29, 1997.

           Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended March 29, 1997.

           Consolidated Statements of Cash Flows for each of the three years in the period ended March 29, 1997.

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

Exhibit 4  (a) - Articles V, VI and VII of the Company's Restated Articles of
                 Incorporation, as amended as of May 15, 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (b) - Articles I and IV of the Company's By-Laws, as amended as of August 7, 1990 Incorporated by reference to Form 10-Q for the quarter ended January 5, 1991.
           (c) - Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the Securities and Exchange Commission upon its request Incorporated by reference to Form 10-K for the year ended March 27, 1987.
           (d) - Note Agreement, dated as of May 1, 1988, for $25,000,000 9.48%
                 Senior Notes due June 30, 2003 - Incorporated by reference to
                 Form 10-Q for the quarter ended June 25, 1988.

           (e) - Rights Agreement, dated as of August 1, 1989, between Marsh
                 Supermarkets, Inc. and National City Bank, as successor to
                 Merchants National Bank and Trust Company of Indianapolis -
                 Incorporated by reference to Form 10-Q for the quarter ended
                 October 14, 1989.
           (f) - Amendment No. 1, dated as of May 1, 1991, to Rights
                 Agreement, dated as of August 1, 1989 - Incorporated by
                 reference to Form 10-K for the year ended March 30, 1991.
           (g) - Note Agreement, dated as of October 15, 1992, for $35,000,000
                 8.54% Senior Notes, Series A, due December 31, 2007, and
                 $15,000,000 8.13% Senior Notes, Series B, due December 31, 2004
                 - Incorporated by reference to Registration Statement on Form
                 S-2 (File No. 33-56738).
           (h) - Society National Bank, as Trustee, including form of Indenture
                 - Incorporated by reference to Registration Statement on Form
                 S-2 (File No. 33-56738).
           (i) - Amendment to Note Agreements and Assumption Agreement, dated
                 March 29, 1997, for $35,000,000 8.54% Senior Notes, Series A, due December 31, 2007, and $15,000,000 8.13% Senior Notes,
                 Series B, due December 31,2004.
           (j) - Amendment to Note Agreements and Assumption Agreement, dated
                 March 29, 1997, for $25,000,000 9.48% Senior Notes, due June
                 30, 2003.

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

                 Management Contracts and Compensatory Plans.

           (c) - Marsh Supermarkets, Inc. 1987 Stock Option Plan - Incorporated by reference to Registration Statement on Form S-8 (File No.
                 33-33427).
           (d) - Amendment to the Marsh Supermarkets, Inc. 1987 Stock Option
                 Plan - Incorporated by reference to Proxy Statement, dated
                 March 22, 1991, for a Special Meeting of Shareholders held May
                 1, 1991.
           (e) - Amended and Restated Employment and Severance Agreements, dated December 3, 1992 - Incorporated by reference to
                 Registration Statement on Form S-2 (File No. 33-56738).
           (f) - Marsh Supermarkets, Inc. 1980 Marsh Stock Plan - Incorporated by reference to Registration Statement on Form S-8 (File No.
                 2-74859).
           (g) - Amendment to the Marsh Supermarkets, Inc. 1980 Marsh Stock Plan
                 - Incorporated by reference to Proxy Statement, dated March 22,
                 1991, for a Special Meeting of Shareholders held May 1, 1991.
           (h) - Supplemental Retirement Plan of Marsh Supermarkets, Inc. and
                 Subsidiaries - Incorporated by reference to Registration
                 Statement on Form S-2 (File No. 33-17730).
           (i) - Indemnification Agreements - Incorporated by reference to Form
                 10-Q for quarter ended January 6, 1990.
           (j) - Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan -
                 Incorporated by reference to Proxy Statement, dated March 22,
                 1991, for a Special Meeting of Shareholders held May 1, 1991.
           (k) - Marsh Supermarkets, Inc. Executive Life Insurance Plan -
                 Incorporated by reference to Form 10-K for the year ended March
                 30, 1991.
           (l) - Marsh Supermarkets, Inc. Executive Supplemental Long-Term
                 Disability Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (m) - Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside
                 Directors - Incorporated by reference to Proxy Statement, dated
                 June 25, 1992, for the Annual Meeting of Shareholders held
                 August 4, 1992.
           (n) - Employment contracts, dated January 1, 1995 - Incorporated by reference to Form 10-Q for the quarter ended January 7, 1995.

           (o) - Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock
                 Incentive Plan Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held
                 August 1, 1995.
           (p) - Form of Severance Benefits Agreements, dated as of January 1,
                 1996.
           (q) - Form of Split Dollar Insurance Agreement for the benefit of
                 Don E. Marsh.
    Exhibit 11 - Statement re: Computation of Per Share Earnings.

    Exhibit 13 - 1997 Annual Report to Shareholders (only portions specifically incorporated by reference are included herein).

    Exhibit 21 - Subsidiaries of the Registrant.

    Exhibit 23 - Consent of Independent Auditors.

    Exhibit 27 - Financial Data Schedule.

 (b)     Reports on Form 8-K:
         There were no reports on Form 8-K filed by the Registrant with respect to the fourth quarter of its fiscal year ended March 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MARSH SUPERMARKETS, INC.


June 27, 1997                                     By:/s/ Don E. Marsh
                                                     ---------------------------
                                                     Don E. Marsh, President and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 27, 1997                                                     /s/ Don E. Marsh
                                                           --------------------------------------------------
                                                           Don E. Marsh, Chairman of the Board, President and
                                                           Chief Executive Officer and Director

June 27, 1997                                                    /s/ Douglas W. Dougherty
                                                           --------------------------------------------------
                                                           Douglas W. Dougherty, Vice President,
                                                           Chief Financial Officer and Treasurer

June 27, 1997                                                    /s/ Mark A. Varner
                                                           --------------------------------------------------
                                                           Mark A. Varner, Corporate Controller

June 27, 1997                                                    /s/ C. Alan Marsh
                                                           --------------------------------------------------
                                                           C. Alan Marsh, Vice Chairman of the Board and
                                                           Senior Vice President-Corporate Development,
                                                           and Director

June 27, 1997                                                    /s/ William L. Marsh
                                                           --------------------------------------------------
                                                           William L. Marsh, Vice President-General
                                                           Manager, Property  Management, and Director

June 27, 1997                                                    /s/ Garnet R. Marsh
                                                           --------------------------------------------------
                                                           Garnet R. Marsh, Director

June 27, 1997                                                    /s/ J. Michael Blakley
                                                           --------------------------------------------------
                                                           J. Michael Blakley, Director

June 27, 1997                                                    /s/ Jack E. Buckles
                                                           --------------------------------------------------
                                                           Jack E. Buckles, Director

June 27, 1997                                                    /s/ Charles R. Clark
                                                           --------------------------------------------------
                                                           Charles R. Clark, Director

June 27, 1997                                                    /s/ Stephen M. Huse
                                                           --------------------------------------------------
                                                           Stephen M. Huse, Director

June 27, 1997                                                    /s/ James K. Risk
                                                           --------------------------------------------------
                                                           James K. Risk, III, Director

June 27, 1997                                                    /s/ K. Clay Smith
                                                           --------------------------------------------------
                                                           K. Clay Smith, Director

                             Exhibit Index                                         Page No.
                             -------------                                         --------

Exhibit 3  (a) - Restated Articles of Incorporation, as amended as of May 15,
                 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (b) - By-Laws, as amended as of February 16, 1996.

Exhibit 4  (a) - Articles V, VI and VII of the Company's Restated Articles of
                 Incorporation, as amended as of May 15, 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (b) - Articles I and IV of the Company's By-Laws, as amended as of August 7, 1990 Incorporated by reference to Form 10-Q for the quarter ended January 5, 1991.
           (c) - Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the Securities and Exchange Commission upon its request Incorporated by reference to Form 10-K for the year ended March 27, 1987.
           (d) - Note Agreement, dated as of May 1, 1988, for $25,000,000
                 9.48% Senior Notes due June 30, 2003 - Incorporated by reference to Form 10-Q for the quarter ended June 25, 1988.
           (e) - Rights Agreement, dated as of August 1, 1989, between Marsh
                 Supermarkets, Inc. and National City Bank, as successor to
                 Merchants National Bank and Trust Company of Indianapolis -
                 Incorporated by reference to Form 10-Q for the quarter ended
                 October 14, 1989.
           (f) - Amendment No. 1, dated as of May 1, 1991, to Rights
                 Agreement, dated as of August 1, 1989 - Incorporated by
                 reference to Form 10-K for the year ended March 30, 1991.
           (g) - Note Agreement, dated as of October 15, 1992, for $35,000,000
                 8.54% Senior Notes, Series A, due December 31, 2007, and
                 $15,000,000 8.13% Senior Notes, Series B, due December 31, 2004
                 - Incorporated by reference to Registration Statement on Form
                 S-2 (File No. 33-56738).
           (h) - Indenture, dated as of February 15, 1993, between Marsh
                 Supermarkets, Inc. and Society National Bank, as Trustee, including form of Indenture - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-56738).
           (i) - Amendment to Note Agreements and Assumption Agreement, dated
                 March 29, 1997, for $35,000,000 8.54% Senior Notes, Series A, due December 31, 2007, and $15,000,000 8.13% Senior Notes,
                 Series B, due December 31,2004.
           (j) - Amendment to Note Agreements and Assumption Agreement, dated
                 March 29, 1997, for $25,000,000 9.48% Senior Notes, due June
                 30, 2003.

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

                 Management Contracts and Compensatory Plans.

           (c) - Marsh Supermarkets, Inc. 1987 Stock Option Plan - Incorporated by reference to Registration Statement on Form S-8 (File No.
                 33-33427).
           (d) - Amendment to the Marsh Supermarkets, Inc. 1987 Stock Option
                 Plan - Incorporated by reference to Proxy Statement, dated
                 March 22, 1991, for a Special Meeting of Shareholders held May
                 1, 1991.
           (e) - Amended and Restated Employment and Severance Agreements, dated
                 December 3, 1992 - Incorporated by reference to Registration
                 Statement on Form S-2 (File No. 33-56738).
           (f) - Marsh Supermarkets, Inc. 1980 Marsh Stock Plan - Incorporated by reference to Registration Statement on Form S-8 (File No.
                 2-74859).
           (g) - Amendment to the Marsh Supermarkets, Inc. 1980 Marsh Stock
                 Plan - Incorporated by reference to Proxy Statement, dated
                 March 22, 1991, for a Special Meeting of Shareholders held May
                 1, 1991.

           (h) - Supplemental Retirement Plan of Marsh Supermarkets, Inc. and
                 Subsidiaries - Incorporated by reference to Registration
                 Statement on Form S-2 (File No. 33-17730).
           (i) - Indemnification Agreements - Incorporated by reference to
                 Form 10-Q for the quarter ended January 6, 1990.
           (j) - Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan -
                 Incorporated by reference to Proxy Statement, dated March 22,
                 1991, for a Special Meeting of Shareholders held May 1, 1991.
           (k) - Marsh Supermarkets, Inc. Executive Life Insurance Plan -
                 Incorporated by reference to Form 10-K for the year ended March
                 30, 1991.
           (l) - Marsh Supermarkets, Inc. Executive Supplemental Long-Term
                 Disability Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (m) - Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside
                 Directors - Incorporated by reference to Proxy Statement, dated
                 June 25, 1992, for the Annual Meeting of Shareholders held
                 August 4, 1992.
           (n) - Employment contracts, dated January 1, 1995 - Incorporated by reference to Form 10-Q for the quarter ended January 7, 1995.
           (o) - Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock
                 Incentive Plan Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held
                 August 1, 1995.
           (p) - Form of Severance Benefits Agreements, dated as of January 1,
                 1996.
           (q) - Form of Split Dollar Insurance Agreement for the benefit of
                 Don E. Marsh.

    Exhibit 11 - Statement re: Computation of Per Share Earnings.

    Exhibit 13 - Annual Report to Shareholders (only portions specifically incorporated by reference are included herein).

    Exhibit 21 - Subsidiaries of the Registrant .

    Exhibit 23 - Consent of Independent Auditors.

    Exhibit 27 - Financial Data Schedule (for SEC use only).