Form 10-K/A
period 1997-03-29
MARSH SUPERMARKETS INC
filed 1997-07-15
CIK 62737

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                              (Amendment No. 1)
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   of the Securities Exchange Act of 1934

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
                                                                --
                                                                88
                                                                ==

The Company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The focus of the television campaign promotes a quality and service image rather than specific products and prices. The Indianapolis television market covers approximately 80% of the Company's stores. Various sales enhancement promotional activities, including free grocery and other programs designed to encourage repeat shoppers, are conducted as an important part of the Company's merchandising strategy. The Company utilizes a frequent shopper card program, "Fresh I.D.E.A.(R)." This card functions as a check cashing card, video rental card and automatically provides electronic coupons. Further, a customer may select a VISA(R) co-branded credit card option for their Fresh I.D.E.A. card, and earn rebates on all credit card purchases, regardless of the merchant. The rebates are funded by the bank partner.

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

-----------------------------------------------------------------------------------------------------------
FRANK J. BRYJA                      President and Chief Operating           55                 None
                                    Officer, Supermarket Division

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

Mr. Ronald R. Walicki has held his current position since August 1996. Prior thereto, he served as
President and Chief Operating Officer, Supermarket Division since February 1994, and as President and
Chief Operating Officer of Marsh Village Pantries, Inc. since February 1992. He has been employed by the
Company in various supervisory and management positions since 1965.

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

-----------------------------------------------------------------------------------------------------------
DAVID M. REDDEN                     Senior Vice President - Human Resources 49                 None

Mr. David M. Redden has held his current position since August 1996.  Prior thereto, he served as President and Chief Operating Officer, Village Pantry Division Since February 1994, as Vice President - General Manager,
Supermarket Division from February 1992 to February 1994 and as Vice President - Warehousing and Transporation
from April 1988 to February 1992.  He has been employed by the Company in various supervisory and management positions since 1969.
-----------------------------------------------------------------------------------------------------------
JACK J. BAYT                        President and Chief Operating           40                 None
                                    Officer, Crystal Food Services Division

Mr. Jack J. Bayt has held his current  position since January 1995. For more than five years prior he was President and Chief Executive Officer of Crystal Catering of Indiana, Inc.
-----------------------------------------------------------------------------------------------------------
MARK A. VARNER                      Corporate Controller                    47                 None

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

       (3) The following exhibits are included in Item 14(c):

Exhibit 3  (a) - Restated Articles of Incorporation, as amended as of May 15,
                 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (b) - By-Laws as amended as of February 16, 1996 - Incorporated by reference to Form 10-K for the year ended March 30, 1996.

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

                                                  MARSH SUPERMARKETS, INC.


July 11, 1997                                     By:/s/ Douglas W. Dougherty
                                                     ---------------------------
                                                     Vice President, Chief
                                                     Financial Officer and
                                                     Treasurer

                             Exhibit Index                                         Page No.
                             -------------                                         --------

Exhibit 3  (a) - Restated Articles of Incorporation, as amended as of May 15,
                 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (b) - By-Laws, as amended as of February 16, 1996 - Incorporated by reference to Form 10-K for the year ended March 30, 1996.

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