Form 10-Q
period 1997-06-21
MARSH SUPERMARKETS INC
filed 1997-08-05
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 21, 1997

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


         Number of shares outstanding of each of the issuer's classes of common stock as of June 21, 1997:

             Class A Common Stock  -               3,849,297  shares
             Class B Common Stock  -               4,544,232  shares
                                                   ---------
                                                   8,393,529  shares

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                            MARSH SUPERMARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                           12 Weeks Ended
                                                      -------------------------
                                                      June 21,        June 22,
                                                        1997            1996
                                                      --------        ---------
Sales and other revenues                              $343,924        $ 335,844
Cost of merchandise sold, including
   warehousing and transportation                      260,147          254,598
                                                      --------        ---------

Gross profit                                            83,777           81,246
Selling, general and administrative                     72,263           80,736
Depreciation and amortization                            4,376            9,064
                                                      --------        ---------
Operating profit (loss)                                  7,138           (8,554)
Interest and debt expense amortization                   3,063            3,014
                                                      --------        ---------
Income (loss) before income taxes                        4,075          (11,568)
Income tax expense (benefit)                             1,176           (4,456)
                                                      --------        ---------
Net income (loss)                                     $  2,899        $  (7,112)
                                                      ========        =========

Earnings (loss) per common share:
  Primary                                             $    .34        $    (.85)
                                                      ========        =========

  Fully diluted                                       $    .32        $    (.85)
                                                      ========        =========

Dividends per share                                   $    .11        $     .11
                                                      ========        =========

            See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                June 21,        March 29,        June 22,
                                                                  1997            1997            1996
                                                                  ----            ----            ----
                                                               (Unaudited)      (Note A)       (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                                          $   9,802       $  12,529       $  11,453
  Accounts receivable                                              25,104          25,634          26,118
  Inventories, less LIFO reserve; June 21, 1997 - $17,652;
      March 29, 1997 - $17,592; June 22, 1996 - $18,453            94,456          88,262          89,861
  Prepaid expenses                                                  5,217           5,362           4,217
  Recoverable income taxes                                            745             941           3,677
  Deferred income taxes                                               710             650           1,748
                                                                ---------       ---------       ---------
      Total current assets                                        136,034         133,378         137,074
Property and equipment, less allowances for depreciation          230,783         232,681         229,112
Other assets                                                       30,578          29,572          21,922
                                                                ---------       ---------       ---------
                                                                $ 397,395       $ 395,631       $ 388,108
                                                                =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                         $   9,500       $  10,755       $  15,000
  Accounts payable                                                 55,075          54,132          54,800
  Accrued liabilities                                              39,246          42,140          41,003
  Current maturities of long-term liabilities                       6,842           7,097           7,183
                                                                ---------       ---------       ---------
       Total current liabilities                                  110,663         114,124         117,986

Long-term liabilities:
  Long-term debt                                                  145,064         141,264         132,036
  Capital lease obligations                                         4,031           4,165           4,903
                                                                ---------       ---------       ---------
      Total long-term liabilities                                 149,095         145,429         136,939

Deferred items:
   Income taxes                                                     7,616           7,865           9,581
   Other                                                           12,623          12,765          12,246
                                                                ---------       ---------       ---------
       Total deferred items                                        20,239          20,630          21,827

Shareholders' Equity:
  Common stock, Classes A and B (Note B)                           24,784          24,784          24,784
  Retained earnings                                               100,451          98,474          94,379
  Cost of common stock in treasury                                 (7,511)         (7,488)         (7,497)
  Notes receivable - stock options                                   (326)           (322)           (310)
                                                                ---------       ---------       ---------
       Total shareholders' equity                                 117,398         115,448         111,356
                                                                ---------       ---------       ---------

                                                                $ 397,395       $ 395,631       $ 388,108
                                                                =========       =========       =========


            See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              12 Weeks Ended
                                                          -----------------------
                                                          June 21,       June 22,
                                                            1997           1996
                                                          --------       --------
OPERATING ACTIVITIES
Net income (loss)                                         $  2,899       $ (7,112)
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                             4,376          9,064
   Amortization of other assets                              1,131          1,159
   Changes in operating assets and liabilities              (7,583)          (895)
   Other                                                    (1,351)         2,331
                                                          --------       --------
Net cash provided by (used for) operating activities          (528)         4,547

INVESTING ACTIVITIES
Net acquisition of property, equipment and land             (2,420)        (6,737)
Other investing activities                                  (1,009)          (269)
                                                          --------       --------
Net cash used for investing activities                      (3,429)        (7,006)

FINANCING ACTIVITIES
Payments of short-term borrowing, net                       (1,255)          --
Proceeds of long-term borrowing                              8,000         13,780
Repayments of long-term debt and capital leases             (4,589)       (11,745)
Purchase of shares for treasury                                (23)           (21)
Cash dividends paid                                           (922)          (924)
Other financing activities                                      19           --
                                                          --------       --------
Net cash provided by financing activities                    1,230          1,090

Net decrease in cash and equivalents                        (2,727)        (1,369)
Cash and equivalents at beginning of period                 12,529         12,822
                                                          --------       --------
Cash and equivalents at end of period                     $  9,802       $ 11,453
                                                          ========       ========


            See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands except per share amounts or as otherwise noted)


JUNE 21, 1997

NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. This report should be read in conjunction with the Company's Consolidated Financial Statements for the year ended March 29, 1997. The balance sheet at March 29, 1997, has been derived from the audited financial statements at that date.

The Company's fiscal year ends on Saturday of the thirteenth week of each calendar year. All references to "1998" and "1997" relate to the fiscal years ending March 28, 1998 and March 29, 1997, respectively.

The condensed consolidated financial statements for the twelve week periods ended June 21, 1997 and June 22, 1996, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a condensed basis, the financial position, results of operations and cash flows for the periods presented.

Operating results for the twelve week period ended June 21, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 28, 1998.

NOTE B -- COMMON STOCK
Class A Common Stock and Class B Common Stock each have 15 million shares authorized. On June 21, 1997, March 29, 1997 and June 22, 1996, there were 3,849,297, 3,850,698 and 3,850,698 shares of Class A Common Stock outstanding and 4,544,232, 4,544,855 and 4,543,212 shares of Class B Common Stock outstanding, respectively.

In June 1995, the Company authorized an increase in its previously announced stock repurchase plan from $2 million to $4 million. Through June 21, 1997, the Company repurchased 191,721 shares at a cost of $2.1 million. The Company expects to purchase the remaining shares, from time to time in the open market, at prices under $14 per share. The total number of shares affected by this plan would represent approximately 4% of the common shares outstanding.

NOTE C -- ACCOUNTING CHANGES
Effective March 31, 1996, the Company adopted Statement of Financial Accounting Standard No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement establishes accounting standards for recognizing and measuring the impairment of long-lived assets, and requires reducing the carrying amount of any impaired asset to fair value. The Company estimated fair values based on its experience in the acquisition and disposal of similar assets. To reflect the change in accounting policy, the Company recorded a non-cash charge to operating earnings of $7.5 million ($4.6 million after tax, or $.47 per fully diluted share) for the twelve weeks ended June 22, 1996, primarily related to the adjustment of building and equipment carrying costs and leases of eight supermarkets and twelve convenience stores, of which $4.9 million is included in depreciation and amortization, and $2.6 million is included in selling, general and administrative expenses. The Company expects prospective annual earnings to improve approximately $900,000 annually ($565,000 after tax, or $0.06 per fully diluted share) as a result of adopting FAS 121.

NOTE D -- INCOME TAXES
During fiscal 1997, the Company implemented a corporate restructuring pursuant to which the Company's supermarket and Village Pantry operations were organized as wholly-owned limited liability companies and their intellectual property was transferred to a passive investment company. As a result of the restructuring, the Company anticipates state tax loss carrybacks for the current and two succeeding fiscal years resulting in significantly lower effective tax rates.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion, and a number of factors could adversely affect future results, liquidity and capital resources. These factors include softness in the general retail food industry, the entry of new competitive stores in the Company's market, the stability of distribution incentives from suppliers, the level of discounting by competitors, the timely and on-budget completion of store construction, expansion, conversion and remodeling, the level of margins achievable in the Company's operating divisions, the ability to minimize operating expenses, and the ability of the Company to continue to hire, train and retain employees needed in the business. Although management believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted.

Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year ending March 28, 1998.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components.

                                                            First Quarter
                                                  -------------------------------
                                                  Percent of Revenues
                                                  --------------------    Percent
                                                    1997         1996      Change
                                                  -------       ------    -------
Sales and other revenues                           100.0%       100.0%      2.4%
Gross profit                                        24.4%        24.2%      3.1%
Selling, general and administrative                 21.0%        24.0%    (10.5%)
Depreciation and amortization                        1.3%         2.7%    (51.7%)
Operating profit                                     2.1%        (2.5%)      n/m
Interest and debt expense amortization               0.9%         0.9%      1.6%
Income taxes                                         0.3%        (1.3%)      n/m
Net income                                           0.8%        (2.1%)      n/m

     n/m = non-meaningful comparison

SALES AND OTHER REVENUES
Consolidated sales and other revenues of $343.9 million increased $8.1 million, or 2.4%, in the first quarter of 1998 from the first quarter of 1997. The first quarter of 1997 included the Easter holiday. The first quarter of 1998 did not include the Easter holiday which negatively impacted sales and other revenues during the quarter. Supermarket revenues increased $2.0 million, convenience wholesale (CSDC) revenues increased $6.1 million, and Crystal Food Services revenues increased $800,000, while Village Pantry revenues decreased $1.6 million. Retail sales (excluding fuel sales) increased 0.7% for the quarter. Sales in comparable supermarkets and convenience stores (including replacement stores and format conversions) increased 0.2% from the first quarter of 1997.

GROSS PROFIT
Gross profit is calculated net of warehousing, transportation, and promotional expenses. Gross profit of $83.8 million increased $2.5 million, or 3.1%, from the prior year quarter. As a percentage of revenues, gross profit increased 0.2% to 24.4%. The increase, as a percent of revenues, was primarily attributable to a higher margin rate in Crystal Food Services combined with lower warehouse and delivery costs (as a percent of revenues). Supermarkets and Village Pantry showed improved margin rates, while CSDC margin rate declined.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $72.3 million in the first quarter of 1998, a decrease of $8.5 million from the first quarter of 1997. As a percentage of revenues, SG&A expenses decreased to 21.0% from 24.0% in the comparable quarter of 1997. The decrease is due to specific expenses reduced in the first quarter of 1998, combined with first quarter 1997 charges not normally recurring. In 1998, store operating costs increased $1.3 million, but were more than offset by a decline of $1.4 million in advertising outlays, a $0.9 million decrease in casualty and workers compensation losses, and a $0.8 million reduction in state gross receipts tax. The first quarter 1997 charges not normally recurring included; $2.6 million in FAS 121 charges related to future lease obligations and write-down of land values for impaired stores, $2.4 million from the decision to curtail the accrual of benefits under the Company's qualified defined benefit pension plan, $1.3 million for reorganization expenses primarily related to personnel expenses for recruiting and relocation as well as expenses related to internal management, and $1.5 million primarily related to adjustments in merchandising allowances and payments to employees in lieu of wage increases. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, decreased 1.3% from the first quarter of 1997. The Company implemented labor productivity changes in the current year aimed at reducing recent increases in wage costs, while continuing to maintain high customer service levels.

DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense for the first quarter of 1998 was $4.4 million, compared to $9.1 million in 1997 that included $4.9 million in FAS 121 charges primarily related to the write-down of eight supermarkets and twelve convenience stores. As a percentage of revenues, depreciation and amortization expense was 1.3% for the first quarter of 1998, compared to 2.7% for the first quarter of 1997.

OPERATING PROFIT
Operating profit was $7.1 million, or 2.1% of revenues, for the first quarter of 1998, compared to an operating loss of $8.6 million in the first quarter of 1997. The $2.5 million improvement in gross profit, combined with lower selling, general and administrative expenses in the first quarter of 1998 and the previously discussed 1997 charges not normally recurring posted to selling, general and administrative expenses, and depreciation and amortization, accounted for the operating profit improvement.

INTEREST EXPENSE
Interest expense in the first quarter of 1998 was $3.1 million, compared to $3.0 million in the first quarter of 1997. The increase resulted from slightly higher debt principal balances in the current year quarter.

INCOME TAXES
For the quarter ended June 21, 1997, the effective income tax rate was 28.9% compared to 38.5% for the prior year quarter. The first quarter effective rate is based on the overall expected rate for 1998, and is lower than the statutory rate due to contributions, tax credits and an anticipated state tax loss carryback resulting from restructuring the Company's supermarket and Village Pantry operations.

NET INCOME
Net income for the quarter ended June 21, 1997 was $2.9 million, or 0.8% of revenue, compared to a net loss of $7.1 million, or (negative) 2.1% of revenue, for the twelve weeks ended June 22, 1996.

LIQUIDITY AND CAPITAL RESOURCES
The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases.

During the first quarter of 1998, the following stores were opened, remodeled or were under construction:

                                          Square
    Store Type          Category           Feet        Location               Status
    ----------          --------          ------       --------               ------
    Supermarket         Remodel           75,000       Westfield, IN          Under construction
    Supermarket         Remodel           80,000       Fishers, IN            Under construction
    LoBill              New               42,000       Hamilton, OH           Open
    LoBill              Conversion        23,000       Connersville, IN       Open

For fiscal 1998, in addition to the projects listed above, the Company plans to open one LoBill supermarket and five new convenience stores and acquire several sites for future development. Additionally, the Company plans to upgrade supermarket front-end systems and scale equipment, and implement new generation inventory procurement/distribution software. Also, in fiscal 1998, additional Village Pantry stores will offer Shell brand gasoline, with Shell Oil Company providing the capital for upgrading existing fuel operations at these stores.

The estimated cost of these projects in 1998, including routine capital expenditures, is expected to be $25 million. Of this amount, it is anticipated that equipment leasing will fund approximately $11 million. As of June 21, 1997, the Company had expended $2.5 million for capital expenditures.

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

As presented in the Consolidated Statements of Cash Flows, net cash used for operating activities was $0.5 million for the first quarter of 1998, compared to $4.5 million net cash provided by operating activities reported for the first quarter of 1997. The significant changes in working capital were a $2.7 million decrease in cash and equivalents, a $6.2 million increase in inventory, and a $2.9 million decrease in accrued liabilities. The decrease in cash and the increase in inventory are due to replenishment of warehouse stock levels depleted prior to fiscal 1997 year end, and the decrease in accrued liabilities results primarily from the payment of real and personal property taxes, annual store management incentive payments and vacation wages.

At June 21, 1997, the Company's bank revolving credit agreements provided $40 million of financing, of which $26 million was utilized. Commitments from various banks for short-term borrowings provided an additional $15 million at rates equal to, or below, the prime rates of the committed banks. At June 21, 1997, $9.5 million was outstanding on short-term bank borrowings.

At June 21, 1997, the Company's long-term debt and capital lease obligations amounted to $149.1 million, compared to $136.9 million at June 22, 1996. Of the total long-term debt and capital lease obligations at June 21, 1997, 82% were at fixed rates of interest averaging 8.7%, and 18% were at fluctuating rates averaging 6.1%. At June 22, 1996, fixed rate obligations comprised 94% of long-term debt and capital lease obligations were at an average interest rate of 8.8%; the remaining 6% were at fluctuating rates averaging 6.1%.

The Company announced subsequent to June 21, 1997, that it had consummated the sale of $150 million in principal amount of its 8 7/8% Senior Subordinated Notes, due 2007 (the "Notes"). Proceeds of the offering will be used to repay $63.4 million in principal amount of senior unsecured indebtedness and related prepayment penalties, to repay amounts outstanding under revolving credit facilities, and for general corporate purposes, including capital expenditures. In connection with the offering, the Company entered into a new $30 million revolving credit facility with a bank lender and amended a $20 million revolving credit facility. As a result, as of the closing of the offering of the Notes, the Company has $50 million of availability under its revolving credit facilities. Notes payable to banks provide an additional $20 million of financing.

The Company believes the remaining net proceeds of the offering of the Notes, borrowings under its revolving credit agreements and notes payable to banks, cash flows from operating activities and lease financings will be adequate to meet the Company's working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

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

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MARSH SUPERMARKETS, INC.



August 4, 1997                    By:       /s/ Douglas W. Dougherty
                                       ---------------------------------------
                                       Douglas W. Dougherty
                                       Vice President, Chief Financial Officer
                                       and Treasurer




August 4, 1997                    By:        /s/ Mark A. Varner
                                       ---------------------------------------
                                       Mark A. Varner
                                       Corporate Controller

                                  Exhibit Index

                                                                    Page Number
                                                                    -----------

Exhibit 11     Statement Re:  Computation of Earnings Per Share          13

Exhibit 27     Financial Data Schedule (for SEC use only)                14