Form 10-Q
period 1997-10-11
MARSH SUPERMARKETS INC
filed 1997-11-24
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 11, 1997

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


         Number of shares outstanding of each class of the registrant's common stock as of October 11, 1997:

                  Class A Common Stock  -       3,994,529  shares
                  Class B Common Stock  -       4,514,790  shares
                                                ---------
                                                8,509,319  shares
                                                =========

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            MARSH SUPERMARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                               16 Weeks Ended             28 Weeks Ended
                                          -------------------------  ------------------------
                                          October 11,   October 12,  October 11,  October 12,
                                             1997          1996         1997          1996
                                             ----          ----         ----          ----
Sales and other revenues                   $ 465,650     $449,099    $ 809,574     $ 784,943
Cost of merchandise sold, including
   warehousing and transportation            350,779      339,919      610,926       594,517
                                           ---------     --------    ---------     ---------
Gross profit                                 114,871      109,180      198,648       190,426
Selling, general and administrative          100,446       95,444      172,709       176,180
Depreciation and amortization                  5,935        5,633       10,311        14,697
                                           ---------     --------    ---------     ---------
Operating profit (loss)                        8,490        8,103       15,628          (451)
Interest and debt expense amortization         5,822        3,824        8,885         6,837
                                           ---------     --------    ---------     ---------
Income (loss) before income taxes
  and extraordinary item                       2,668        4,279        6,743        (7,288)
Income taxes (benefit)                           843        1,540        2,019        (2,915)
                                           ---------     --------    ---------     ---------
Income (loss) before extraordinary item        1,825        2,739        4,724        (4,373)
Extraordinary item, net of tax                (3,278)        --         (3,278)         --
                                           ---------     --------    ---------     ---------

Net income (loss)                          $  (1,453)    $  2,739    $   1,446     $  (4,373)
                                           =========     ========    =========     =========

Earnings (loss) per common share
Per primary share outstanding:
  Before effect of extraordinary item      $     .21     $    .33    $     .56     $    (.52)
  Extraordinary item                            (.38)        --           (.39)         --
                                           ---------     --------    ---------     ---------
  Net income (loss)                        $    (.17)    $    .33    $     .17     $    (.52)
                                           =========     ========    =========     =========

Assuming full dilution:
  Before effect of extraordinary item      $     .21     $    .31    $     .52     $    (.52)
  Extraordinary item                            (.33)        --           (.33)         --
                                           ---------     --------    ---------     ---------
  Net income (loss)                        $    (.12)    $    .31    $     .19     $    (.52)
                                           =========     ========    =========     =========

Dividends per share                        $     .11     $    .11    $     .22     $     .22
                                           =========     ========    =========     =========


            See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              October 11,      March, 29      October 12,
                                                                  1997           1997            1996
                                                                  ----           ----            ----
                                                              (Unaudited)      (Note A)       (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                                         $  47,467       $  12,529       $  10,628
  Accounts receivable                                             27,286          25,634          24,040
  Inventories (a)                                                 97,440          88,262          94,418
  Prepaid expenses                                                 3,864           5,362           3,795
  Recoverable income taxes                                         1,508             941           2,154
  Deferred income taxes                                             --               650           2,090
                                                               ---------       ---------       ---------
      Total current assets                                       177,565         133,378         137,125
Property and equipment, less  allowances for depreciation        234,434         232,681         234,671
Other assets                                                      38,243          29,572          21,514
                                                               ---------       ---------       ---------
                                                               $ 450,242       $ 395,631       $ 393,310
                                                               =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                        $    --         $  10,755       $   9,000
  Accounts payable                                                58,264          54,132          54,225
  Accrued liabilities                                             42,696          42,140          42,597
  Current maturities of long-term liabilities                      2,802           7,097           7,258
                                                               ---------       ---------       ---------
       Total current liabilities                                 103,762         114,124         113,080

Long-term liabilities:
  Long-term debt                                                 208,139         141,264         141,740
  Capital lease obligations                                        3,923           4,165           4,578
                                                               ---------       ---------       ---------
       Total long-term liabilities                               212,062         145,429         146,318

Deferred items:
   Income taxes                                                    7,686           7,865           8,497
   Other                                                          12,445          12,765          12,254
                                                               ---------       ---------       ---------
       Total deferred items                                       20,131          20,630          20,751

Shareholders' Equity:
  Common stock, Classes A and B (Note B)                          24,784          24,784          24,784
  Retained earnings                                               98,074          98,474          96,195
  Cost of common stock in treasury                                (5,909)         (7,488)         (7,503)
  Deferred cost - restricted stock                                (2,337)           --              --
  Notes receivable - stock options                                  (325)           (322)           (315)
                                                               ---------       ---------       ---------
       Total shareholders' equity                                114,287         115,448         113,161
                                                               ---------       ---------       ---------
                                                               $ 450,242       $ 395,631       $ 393,310
                                                               =========       =========       =========


(a) less LIFO reserve, October 11, 1997 - $17,754; March 29, 1997 - $17,592;
    October 12, 1996 - $18,633



            See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             28 Weeks Ended
                                                       ---------------------------
                                                       October 11,     October 12,
                                                          1997            1996
                                                          ----            ----
OPERATING ACTIVITIES
Net income (loss)                                      $   1,446       $ (4,373)
Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
    Depreciation and amortization                         10,311         14,697
    Amortization of other assets                           2,755          2,793
    Debt extinguishment costs                              3,278           --
    Changes in operating assets and liabilities           (4,741)        (1,835)
    Other operating activities                            (1,787)         2,282
                                                       ---------       --------
Net cash provided by operating activities                 11,262         13,564

INVESTING ACTIVITIES
Net acquisition of property, equipment and land          (12,726)       (18,222)
Other investing activities                                (3,403)        (1,151)
                                                       ---------       --------
Net cash used for investing activities                   (16,129)       (19,373)

FINANCING ACTIVITIES
Payments on short-term borrowing, net                    (10,755)        (6,000)
Proceeds of long-term borrowing                          172,000         37,580
Repayments of long-term debt and capital leases         (109,662)       (26,091)
Debt acquisition costs                                    (5,718)          --
Debt extinguishment costs                                 (3,278)          --
Purchase of shares for treasury                           (1,817)           (27)
Stock options exercised                                      881           --
Cash dividends paid                                       (1,846)        (1,847)
                                                       ---------       --------
Net cash provided by financing activities                 39,805          3,615
                                                       ---------       --------

Net increase (decrease) in cash and equivalents           34,938         (2,194)

Cash and equivalents at beginning of period               12,529         12,822
                                                       ---------       --------
Cash and equivalents at end of period                  $  47,467       $ 10,628
                                                       =========       ========



            See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands except per share amounts or as otherwise noted)


OCTOBER 11, 1997

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

The Company's fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to "1998" and "1997" relate to the fiscal years ending March 28, 1998 and March 29, 1997, respectively.

The condensed consolidated financial statements for the sixteen and twenty-eight week periods ended October 11, 1997 and October 12, 1996, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a condensed basis, the financial position, results of operations and cash flows for the periods presented.

Operating results, for the twenty-eight week period ended October 11, 1997, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 28, 1998.

NOTE B -- COMMON STOCK
Class A Common Stock and Class B Common Stock each have 15 million shares authorized. On October 11, 1997, March 29, 1997 and October 12, 1996, there were 3,994,529, 3,850,698 and 3,850,651 shares of Class A Common Stock outstanding and 4,514,790, 4,544,855 and 4,542,672 shares of Class B Common Stock outstanding, respectively.

In June 1995, the Company authorized an increase in its previously announced stock repurchase plan from $2.0 million to $4.0 million. Through October 11, 1997, the Company has repurchased 307,617 shares at an aggregate cost of $3.9 million. The Company intends to purchase the remaining shares, from time to time in the open market, at prices of $17 per share or less. The total number of shares that could be affected by this plan represents approximately 4% of the currently outstanding common stock.

NOTE C -- RESTRICTED STOCK
In September 1997, the Company granted 150,750 shares of restricted Class A Common Stock, under the 1991 Employee Stock Incentive Plan, to certain key employees. The grants will vest ratably on each of the first four anniversaries of the date of grant and carry restrictions on the sale or transfer of those shares.

NOTE D -- EXTRAORDINARY ITEM: DEBT EXTINGUISHMENT
On August 5, 1997, the Company sold $150.0 million of 10-year 8 7/8% Senior Subordinated Notes (144A Notes) in a private offering under Rule 144A promulgated under the Securities Act of 1933. The 144A Notes are guaranteed by all of the Company's subsidiaries (other than three inconsequential subsidiaries). The net proceeds to the Company from the offering of the 144A Notes were approximately $144.1 million, net of an issue discount and fees and related costs.

The Company used the net proceeds from the offering of the 144A Notes described above (i) to repay approximately $60.9 million in principal amount of senior unsecured indebtedness, approximately $0.9 million in accrued interest and related prepayment fees of approximately $5.0 million; (ii) to repay all borrowings outstanding under its revolving credit agreements of approximately $20.1 million; (iii) to repay all borrowings outstanding under notes payable to banks of approximately $15.0 million; and (iv) for general corporate purposes, including capital expenditures. Pending application of the $42.2 million of net proceeds to be used for general corporate purposes, the Company has invested such proceeds in short-term, interest-bearing securities. The prepayment penalties, plus $240,000 in unamortized debt acquisition costs, were charged to income during the sixteen weeks ended October 11, 1997. The after tax charge of $3,278,000 represents $.33 per fully diluted share.

On September 3, 1997, the Company and guarantor subsidiaries filed a registration statement on Form S-4 (File No. 333-34855) to enable the Company to offer to exchange its 8 7/8% Senior Subordinated Notes, Series B (the "Exchange Notes" and together with the 144A Notes, the "Notes"), for all outstanding 144A Notes. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis. The guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company (other than three inconsequential subsidiaries). The Company has not presented separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries because management has determined that such information is not material to investors.

NOTE E -- ACCOUNTING CHANGES
Effective March 30, 1996, the Company adopted Statement of Financial Accounting Standard No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement establishes accounting standards for recognizing and measuring the impairment of long-lived assets, and requires reducing the carrying amount of any impaired asset to fair value. The Company estimated fair values based on its experience in the acquisition and disposal of similar assets. To reflect the change in accounting policy, the Company recorded a non-cash charge to operating earnings of $7.5 million ($4.6 million after tax, or $.47 per fully diluted share), in the first quarter of 1997, primarily related to the adjustment of building and equipment carrying costs and leases of eight supermarkets and twelve convenience stores, of which $4.9 million is included in depreciation and amortization, and $2.6 million is included in selling, general and administrative expenses. The Company expects prospective annual earnings to improve approximately $900,000 ($565,000 after tax, or $.06 per fully diluted share) as a result of adopting FAS 121.

NOTE F -- INCOME TAXES
During 1997, the Company implemented a corporate restructuring pursuant to which the Company's supermarket and Village Pantry operations were organized as wholly-owned limited liability companies and their intellectual property was transferred to a passive investment company. As a result of the restructuring, the Company anticipates state tax loss carrybacks for the current and one succeeding fiscal year resulting in significantly lower effective tax rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion, and a number of factors could adversely affect future results, liquidity and capital resources. These factors include softness in the general retail food industry, the entry of new competitive stores in the Company's market, the stability of distribution incentives from suppliers, the level of discounting by competitors, the timely and on budget completion of store construction, expansion, conversion and remodeling, the level of margins achievable in the Company's operating divisions, the ability to minimize operating expenses, the ability to service the Company's increased indebtedness, the ability of the Company to continue to hire, train and retain employees needed in the business, and the risks associated with the sale of cigarettes and other tobacco products. Although management believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted.

Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year ending March 28, 1998.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components.

                                                         Second Quarter                        Year - to - Date
                                               --------------------------------       ---------------------------------
                                               Percent of Revenues      Percent       Percent of Revenues       Percent
                                                 1998         1997       Change         1998         1997       Change
                                                 ----         ----       ------         ----         ----       ------
Sales and other revenues                        100.0%       100.0%        3.7%        100.0%        100.0%        3.1%
Gross profit                                     24.7%        24.3%        5.2%         24.5%         24.3%        4.3%
Selling, general and administrative              21.6%        21.3%        5.2%         21.3%         22.4%       (2.0%)
Depreciation and amortization                     1.3%         1.3%        5.4%          1.3%          1.9%      (29.8%)
Operating profit (loss)                           1.8%         1.8%        4.8%          1.9%        ( 0.1%)       n/m
Interest and debt expense amortization            1.3%         0.9%        52.3%         1.1%          0.9%       30.0%
Income taxes (benefit)                            0.2%         0.3%       (45.3%)        0.2%        ( 0.4%)       n/m
Income (loss) before extraordinary item           0.4%         0.6%       (33.4%)        0.6%        ( 0.6%)       n/m
Extraordinary item, net of tax                   (0.7%)          -            -         (0.4%)           -          -
Net income (loss)                                (0.3%)        0.6%          n/m         0.2%        ( 0.6%)       n/m
     n/m = non-meaningful comparison

SALES AND OTHER REVENUES
Consolidated sales and other revenues of $465.7 million increased $16.6 million, or 3.7%, in the second quarter of 1998, compared to the same quarter of 1997. Supermarket revenues increased $9.9 million, Convenience Store Distributing Company (CSDC) revenues increased $7.8 million and Crystal Food Services revenues increased $1.1 million, while Village Pantry revenues decreased $2.2 million. Retail sales (excluding fuel sales) increased 2.1%. Sales in comparable supermarkets and convenience stores (including replacement stores and format conversions) increased 1.5% from the second quarter of fiscal. Approximately $2.8 million of the increase in CSDC revenues resulted from passing on higher manufacturer cigarette prices to customers.

For the twenty-eight weeks ended October 11, 1997, consolidated sales and other revenues of $809.6 million increased $24.6 million, or 3.1%, compared to the same twenty-eight weeks of the prior year. Supermarket revenues increased $12.4 million, CSDC revenues increased $13.9 million and Crystal Food Services revenues increased $1.8 million, while Village Pantry revenues decreased $3.8 million. Retail sales (excluding fuel sales) increased 1.5%. Sales in comparable stores (including replacement stores and format conversions) increased 1.0% from the same twenty-eight weeks of 1997. Approximately $3.5 million of the increase in CSDC revenues resulted from passing on higher manufacturer cigarette prices to customers.

GROSS PROFIT
Gross profit is calculated net of warehousing, transportation, and promotional expenses. Gross profit increased $5.7 million, or 5.2%, to $114.9 million in the second quarter of 1998 from the comparable quarter of 1997. As a percentage of revenues, gross profit increased to 24.7% from 24.3%. The majority of the gross profit improvement was achieved by the supermarket division. CSDC and Crystal Food Services also contributed to the gain, while Village Pantry gross profit decreased slightly as a result of lower sales.

For the twenty-eight weeks ended October 11, 1997, gross profit increased $8.2 million, or 4.3%, to $198.6 million, from the comparable year earlier period. As a percentage of revenues, gross profit increased to 24.5% from 24.3%. The supermarket division accounted for approximately seventy percent of the improvement with increases also contributed by CSDC and Crystal Food Services. Village Pantry gross profit was essentially the same as the year earlier period.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased $5.0 million, or 5.2%, to $100.4 million in the second quarter of 1998, from the second quarter of 1997. As a percentage of revenues, SG&A expenses increased to 21.6% from 21.3% in the comparable year earlier quarter. The increased expenses were primarily attributable to an increase of $1.9 million in supermarket division selling expenses primarily in wages, fringe benefits, supplies and store occupancy costs, a $0.2 million increase in advertising expenses, a $1.6 million increase in general and administrative expenses primarily in wages, payroll taxes and fringe benefits, a $0.8 million increase in selling expenses in Crystal Food Services, and $1.4 million in cost reduction related consulting fees expensed in the current quarter. The increase in supermarket selling expenses was partially offset by a $0.3 million reduction in casualty and Workers' Compensation losses and a $0.7 million reduction in state gross receipts tax. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, increased 0.9%. The Company improved labor scheduling techniques in the current year, resulting in the reduction of labor hours, while continuing to maintain high customer service levels.

For the twenty-eight weeks ended October 11, 1997, selling, general and administrative expenses decreased $3.5 million, or 2.0%, to $172.7 million, from the comparable twenty-eight weeks of 1997. As a percentage of revenues, SG&A expenses decreased to 21.3% from 22.4% in the comparable period of 1997. In 1998, store operating expenses increased $3.9 million, general and administrative expenses increased $2.0 million and $1.4 million in cost reduction related consulting fees was expensed. The increase in store operating expenses was partially offset by a $1.2 million decline in casualty and workers compensation losses and a $1.6 million reduction in state gross receipts tax. Additionally, advertising costs decreased $1.2 million in 1998 from 1997. Expenses in 1997 that did not recur in 1998 included $2.6 million in FAS 121 charges related to future lease obligations and the write-down of land values for impaired stores, $2.4 million from the decision to curtail the accrual of benefits under the Company's qualified defined benefit pension plan, $1.3 million for recruiting and relocation of certain personnel hired during the first quarter of 1997, consulting fees and the decision to sever certain employees, and a $0.5 million charge to merchandising allowances related to a supplier contract. In identical stores, wages increased 0.6% from the comparable twenty-eight weeks of the prior year.

DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense in the second quarter of 1998 of $5.9 million increased $0.3 million, or 5.4%, from the second quarter of 1997. As a percentage of revenues, depreciation and amortization expense was 1.3% for the second quarter of both 1998 and 1997.

For the twenty-eight weeks ended October 11, 1997, depreciation and amortization expense decreased $4.4 million, to $10.3 million, from the comparable period of 1997 that included $4.9 million in FAS 121 charges primarily related to the write-down of eight supermarkets and twelve convenience stores. As a percentage of revenues, depreciation and amortization expense was 1.3% for the twenty-eight weeks ended October 11, 1997, compared to 1.9% for the comparable weeks of the prior year.


OPERATING PROFIT
Operating profit (earnings from continuing operations before interest, taxes and debt extinguishment costs) was $8.5 million for the second quarter of 1998, compared to $8.1 million in the comparable quarter of 1997, and was 1.8% of revenues in both quarters. The gross profit improvement of $5.7 million was partially offset by the $5.0 million increase in selling, general and administrative expenses and the $0.3 million increase in depreciation and amortization.

For the twenty-eight weeks ended October 11, 1997, operating profit was $15.6 million, compared to a $0.4 million operating loss for the comparable year earlier period. The $8.2 million improvement in gross profit combined with the $3.5 million decrease in selling, general and administrative expenses and the $4.4 million decrease in depreciation and amortization accounted for the operating profit improvement.


INTEREST EXPENSE
Interest expense in the second quarter of 1998 increased $2.0 million, or 52.3%, from the second quarter of 1997. For the twenty-eight weeks ended October 11, 1997, interest expense also increased $2.0 million, or 30.0%, to $8.9 million from the comparable prior year period. The second quarter and twenty-eight week increases resulted from the issuance of $150.0 million in principal amount of the Notes, consummated in August, 1997, as previously discussed.


INCOME TAXES
For the quarter ended October 11, 1997, the effective income tax rate was 31.6%, compared to 36.0% for the comparable prior year quarter. For the twenty-eight weeks ended October 11, 1997, the effective income tax rate was 29.9%, compared to 40.0% for the comparable period of the prior year. The 1998 second quarter and twenty-eight weeks effective tax rate is lower than the statutory rate due to contributions, tax credits and an anticipated state tax loss carryback resulting from restructuring the Company's supermarket and Village Pantry operations.


INCOME BEFORE EXTRAORDINARY ITEM
Income before debt extinguishment for the quarter ended October 11, 1997 was $1.8 million, or 0.4% of revenues, compared to $2.7 million, or 0.6% of revenues for the year earlier quarter. For the twenty-eight weeks ended October 11, 1997, income before debt extinguishment was $4.7 million, or 0.6% of revenues, compared to a loss of $4.4 million, or (negative) 0.6% of revenues, for the twenty-eight weeks ended October 12, 1996.

EXTRAORDINARY ITEM: DEBT EXTINGUISHMENT
In August 1997, the Company consummated the issuance of $150.0 million in principal amount of 144A Notes, as previously discussed, and a portion of the proceeds was used to repay $60.9 million in principal amount of senior unsecured indebtedness and $5.0 million in related prepayment penalties, and to repay amounts outstanding under revolving credit facilities. The prepayment penalties, plus $240,000 in unamortized debt acquisition costs, were charged to income during the sixteen weeks ended October 11, 1997. The after tax charge of $3,278,000 represents $.33 per fully diluted share.


NET INCOME (LOSS)
Net loss for the sixteen weeks ended October 11, 1997 was $1.4 million, or (negative) 0.3% of revenues, compared to net income of $2.7 million, or 0.6% of revenues, for the comparable period of the prior year. For the twenty-eight weeks ended October 11, 1997, net income was $1.4 million, or 0.2% of revenues, compared to a net loss of $4.4 million, or (negative) 0.6% of revenues, for the comparable period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES
The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases.

During the first twenty-eight weeks of 1998, the following stores opened or were under construction:

                                           Square
     Store Type          Category           Feet        Location              Status
     ----------          --------           ----        --------              ------
     Supermarket         Remodel           75,000       Westfield, IN         Under construction
     Supermarket         Remodel           80,000       Fishers, IN           Complete
     LoBill              New               42,000       Hamilton, OH          Open
     LoBill              Conversion        23,000       Connersville, IN      Complete

For 1998, in addition to the projects listed above, the Company plans to open one LoBill supermarket and five new convenience stores and acquire several sites for future development. Additionally, the Company plans to upgrade supermarket front-end systems and scale equipment, and begin implementation of new generation inventory procurement/distribution software.

The estimated cost of these projects in 1998, including routine capital expenditures, is expected to be $25.0 to $30.0 million. Of this amount, it is anticipated that equipment leasing will fund approximately $2.0 million. As of October 11, 1997, the Company had expended $12.7 million for capital expenditures.

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

As presented in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $11.3 million for the first half of 1998, a $2.3 million, or 17.0%, decrease from the $13.6 million reported for the first half of 1997. Working capital increased $54.4 million from March 29, 1997. The significant changes in working capital were a $34.9 million increase in cash and equivalents, a $9.2 million increase in inventory, a $1.5 million increase in accounts receivable, a $4.7 million increase in accounts payable and accrued expenses, a $10.8 million decrease in notes payable to banks and a $4.3 million decrease in current maturities of debt. The increase in cash and equivalents results from residual proceeds of the $150.0 million Notes. The increases in inventory, accounts receivable, and accounts payable and accrued expenses are due primarily to seasonal trends.

In August 1997, in connection with the issuance of the 144A Notes, the Company repaid $35.0 million borrowed on existing revolving credit facilities and short term borrowing arrangements, entered into a new $30.0 million revolving credit facility with a bank lender and amended a $20.0 million revolving credit facility. As a result, the Company has $50.0 million of availability under its revolving credit facilities, of which $1.2 million was utilized at October 11, 1997. Commitments from various banks for short-term borrowings provide an additional $20.0 million of available financing at rates based upon the then prevailing federal funds rate. At October 11, 1997, no amounts were outstanding on short-term bank credit lines.

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

         Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES OR RIGHTS OF HOLDERS THEREOF

         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on August 5, 1997 (the "Annual Meeting"). At the Annual Meeting, shareholders voted to elect three directors for terms of three years each and until their successors are duly elected and qualified. The table below sets forth the number of votes cast for and withheld with respect to each nominee for director:

                  Nominee                   For                 Withheld
                  -------                   ---                 --------
              Don E. Marsh                3,057,371              20,402
              William L. Marsh            3,057,609              20,164
              Stephen M. Huse             3,057,287              20,486


ITEM 5.  OTHER INFORMATION

         Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:


                  Exhibit 10 (a) Form of Restricted Stock Agreement, dated
                                 as of September 15, 1997
                             (b) Form of Employment Contract, dated as of
                                 June 1, 1997

                  Exhibit 11  Statement Re:  Computation of Earnings Per Share

                  Exhibit 27 Financial Data Schedule for the quarter for which this report is filed (for SEC use only).


         (b) The Company filed a Form 8-K, dated July 17, 1997, announcing the sale of the 144A Notes and a Form 8-K, dated
                  August 5, 1997, announcing the consummation of the offering of the 144A Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MARSH SUPERMARKETS, INC.



November 24, 1997                  By:        /s/ Douglas W. Dougherty
                                        ------------------------------
                                        Douglas W. Dougherty
                                        Vice President, Chief Financial Officer
                                        and Treasurer




November 24, 1997                  By:        /s/ Mark A. Varner
                                        -----------------------
                                        Mark A. Varner
                                        Chief Accounting Officer,
                                        Corporate Controller


                                           Exhibit Index                                 Page Number
                                           -------------                                 -----------
Exhibit 10     (a)  Form of Restricted Stock Agreement, dated as of September 15, 1997        15
               (b)  Form of Employment Contract, dated as of June 1, 1997                     19

Exhibit 11     Statement Re:  Computation of Earnings Per Share                               31

Exhibit 27     Financial Data Schedule (for SEC use only)                                     32
