Form 10-Q
period 1997-01-03
MARSH SUPERMARKETS INC
filed 1998-02-13
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 3, 1998

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


         Number of shares outstanding of each class of the registrant's common stock as of January 3, 1998:

             Class A Common Stock  -          3,980,584  shares
             Class B Common Stock  -          4,510,957  shares
                                              ---------
                                              8,491,541  shares

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MARSH SUPERMARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                 12 Weeks Ended                40 Weeks Ended
                                            ------------------------     ---------------------------
                                            January 3,    January 4,     January 3,       January 4,
                                               1998          1997           1998             1997
                                            ----------    ----------     ----------      ----------
Sales and other revenues                     $356,206      $338,116      $1,165,779      $1,123,059
Cost of merchandise sold, including
  warehousing and transportation              268,164       255,963         879,090         850,480
                                             --------      --------      ----------      ----------
Gross profit                                   88,042        82,153         286,689         272,579
Selling, general and administrative            76,182        71,391         248,890         247,571
Depreciation and amortization                   4,669         4,461          14,980          19,158
                                             --------      --------      ----------      ----------
Operating income                                7,191         6,301          22,819           5,850
Interest and debt expense amortization          4,454         2,992          13,340           9,829
                                             --------      --------      ----------      ----------
Income (loss) before income taxes
  and extraordinary item                        2,737         3,309           9,479          (3,979)
Income taxes (benefit)                            776         1,303           2,795          (1,612)
                                             --------      --------      ----------      ----------
Income (loss) before extraordinary item         1,961         2,006           6,684          (2,367)
Extraordinary item, net of tax                     --            --          (3,278)             --
                                             --------      --------      ----------      ----------
Net income (loss)                            $  1,961      $  2,006      $    3,406      $   (2,367)
                                             ========      ========      ==========      ==========

Earnings (loss) per common share
  Before effect of extraordinary item        $    .24      $    .24      $      .80      $     (.28)
  Extraordinary item                               --            --            (.39)             --
                                             --------      --------      ----------      ----------
  Net income (loss) per common share         $    .24      $    .24      $      .41      $     (.28)
                                             ========      ========      ==========      ==========

Earnings (loss) per common share -
 assuming dilution
  Before effect of extraordinary item        $    .22      $    .23      $      .76      $     (.28)
  Extraordinary item                               --            --            (.33)             --
                                             --------      --------      ----------      ----------
  Net income (loss) per common share
      - assuming dilution                    $    .22      $    .23      $      .43      $     (.28)
                                             ========      ========      ==========      ==========
Dividends per share                          $    .11      $    .11      $      .33      $      .33
                                             ========      ========      ==========      ==========


            See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                January 3,       March 29,       January 4,
                                                                   1998            1997            1997
                                                                   ----            ----            ----
                                                                (Unaudited)       (Note A)      (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                                           $  41,547       $  12,529       $  10,885
  Accounts receivable                                               35,976          25,634          27,790
  Inventories less LIFO reserve: January 3, 1998 - $17,814;
       March 29, 1997 - $17,592; January 4, 1997 - $18,763          96,355          88,262          92,021
  Prepaid expenses                                                   4,237           5,362           4,833
  Recoverable income taxes                                           3,125             941           1,034
  Deferred income taxes                                                 --             650           1,467
                                                                 ---------       ---------       ---------
       Total current assets                                        181,240         133,378         138,030
Property and equipment, less allowances for depreciation           244,407         232,681         235,917
Other assets                                                        38,112          29,572          22,933
                                                                 ---------       ---------       ---------
                                                                 $ 463,759       $ 395,631       $ 396,880
                                                                 =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                          $   2,650       $  10,755       $  16,072
  Accounts payable                                                  62,454          54,132          52,196
  Accrued liabilities                                               47,910          42,140          40,862
  Current maturities of long-term liabilities                        2,792           7,097           7,264
                                                                 ---------       ---------       ---------
        Total current liabilities                                  115,806         114,124         116,394

Long-term liabilities:
  Long-term debt                                                   207,603         141,264         141,710
  Capital lease obligations                                          3,825           4,165           4,531
                                                                 ---------       ---------       ---------
        Total long-term liabilities                                211,428         145,429         146,241

Deferred items:
   Income taxes                                                      9,543           7,865           7,676
   Other                                                            11,906          12,765          12,315
                                                                 ---------        --------       ---------
        Total deferred items                                        21,449          20,630          19,991

Shareholders' Equity:
  Common stock, Classes A and B (Note B)                            24,784          24,784          24,791
  Retained earnings                                                 99,088          98,474          97,278
  Cost of common stock in treasury                                  (6,311)         (7,488)         (7,497)
  Deferred cost - restricted stock                                  (2,157)             --              --
  Notes receivable - stock options                                    (328)           (322)           (318)
                                                                 ---------       ---------       ---------
      Total shareholders' equity                                   115,076         115,448         114,254
                                                                 ---------       ---------       ---------
                                                                 $ 463,759       $ 395,631       $ 396,880
                                                                 =========       =========       =========


            See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             40 Weeks Ended
                                                       --------------------------
                                                       January 3,      January 4,
                                                          1998           1997
                                                       ----------      ----------
OPERATING ACTIVITIES
Net income (loss)                                      $   3,406       $ (2,367)
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                       14,980         14,487
      Amortization of other assets                         3,819          4,068
      Debt extinguishment costs                            3,278             --
      Changes in operating assets and liabilities         (3,086)        (7,068)
      Other operating activities                          (3,022)         6,950
                                                       ---------       --------
Net cash provided by operating activities                 19,375         16,070

INVESTING ACTIVITIES
Net acquisition of property, equipment and land          (25,561)       (25,768)
Other investing activities                                (5,447)        (1,932)
                                                       ---------       --------
Net cash used for investing activities                   (31,008)       (27,700)

FINANCING ACTIVITIES
Proceeds (repayments) of short-term borrowings            (8,105)         1,072
Proceeds of long-term borrowings                         172,000         42,580
Repayments of long-term debt and capital leases         (110,308)       (31,162)
Debt acquisition costs                                    (5,718)            --
Debt extinguishment costs                                 (3,278)            --
Purchase of shares for treasury                           (2,061)           (27)
Stock options exercised                                      902             --
Cash dividends paid                                       (2,781)        (2,770)
                                                       ---------       --------
Net cash provided by financing activities                 40,651          9,693
                                                       ---------       --------

Net increase (decrease) in cash and equivalents           29,018         (1,937)

Cash and equivalents at beginning of period               12,529         12,822
                                                       ---------       --------
Cash and equivalents at end of period                  $  41,547       $ 10,885
                                                       =========       ========

            See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (In thousands except per share amounts or as otherwise noted)
                                   (Unaudited)

JANUARY 3, 1998

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

The condensed consolidated financial statements for the twelve and forty week periods ended January 3, 1998 and January 4, 1997, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a condensed basis, the financial position, results of operations and cash flows for the periods presented. Certain items were reclassified for the twelve and forty week periods ended January 4, 1997 to conform with the basis of presentation used for the comparable periods ended January 3, 1998.

Operating results for the forty week period ended January 3, 1998 are not necessarily indicative of the operating results for the full fiscal year ending March 28, 1998.

NOTE B -- COMMON STOCK
Class A Common Stock and Class B Common Stock each have 15 million shares authorized. On January 3, 1998, March 29, 1997 and January 4, 1997, there were 3,980,584, 3,850,591 and 3,850,630 shares of Class A Common Stock and 4,510,957,
4,544,572 and 4,544,111 shares of Class B Common Stock outstanding, respectively.

In November 1997, the Company authorized an increase in its previously announced stock repurchase plan from $4.0 million to $6.0 million. Through January 3, 1998, the Company has repurchased 323,227 shares of common stock at an aggregate cost of $4.1 million. The Company intends to utilize the increase to purchase from time to time additional shares of common stock at prices up to $17 per share. The number of shares that could be purchased represents approximately 1.5% of the currently outstanding common stock.

NOTE C -- RESTRICTED STOCK
In September 1997, 150,750 shares of restricted Class A Common Stock were granted under the 1991 Employee Stock Incentive Plan to certain key employees. The shares will vest ratably on each of the first four anniversaries of the date of grant and are subject to restrictions on their sale or transfer.

NOTE D -- EXTRAORDINARY ITEM: DEBT EXTINGUISHMENT AND SUPPLEMENTAL GUARANTOR
          INFORMATION
On August 5, 1997, the Company sold $150.0 million of 8 7/8% Senior Subordinated Notes (144A Notes) in a private offering under Rule 144A promulgated under the Securities Act of 1933. The 144A Notes are guaranteed by all of the Company's subsidiaries (other than inconsequential subsidiaries). The net proceeds to the Company from the offering of the 144A Notes were approximately $144.1 million, net of an issue discount, fees and related costs.

The Company used the net proceeds from the offering of the 144A Notes (i) to repay approximately $60.9 million in principal amount of senior unsecured indebtedness, approximately $0.9 million in accrued interest and approximately $5.0 million in related prepayment fees; (ii) to repay all borrowings outstanding under its revolving credit agreements of approximately $20.1 million; (iii) to repay all borrowings outstanding under notes payable to banks of approximately $15.0 million; and (iv) for general corporate purposes, including capital expenditures. Pending use of the $42.2 million of net proceeds for general corporate purposes, the Company has invested such proceeds in short-term, interest-bearing securities. The prepayment penalties, plus $240,000 in unamortized debt acquisition costs, were charged to income during the sixteen weeks ended October 11, 1997. The after tax charge of $3,278,000 represented $.33 per diluted share for the sixteen week period.

The Company is a holding company with no operations other than its investment in its subsidiaries.

On September 3, 1997, the Company and guarantor subsidiaries filed a registration statement on Form S-4 (File No. 333-34855) to enable the Company to offer to exchange its 8 7/8% Senior Subordinated Notes, Series B (the "Exchange Notes" and, together with the 144A Notes, the "Notes"), for all outstanding 144A Notes. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis. The guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company (other than inconsequential subsidiaries). The Company has not presented separate financial statements and other disclosures concerning the guarantor and non-guarantor subsidiaries because management believes such information is not material to investors.

NOTE E -- ACCOUNTING CHANGES
Effective March 30, 1996, the Company adopted Statement of Financial Accounting Standard No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement establishes accounting standards for recognizing and measuring the impairment of long-lived assets, and requires reducing the carrying amount of any impaired asset to fair value. The Company estimated fair values based on its experience in the acquisition and disposal of similar assets. To reflect the change in accounting policy, the Company recorded a non-cash charge to operating earnings of $7.5 million ($4.6 million after tax, or $.47 per diluted share), in the first quarter of 1997, primarily related to the adjustment of building and equipment carrying costs and leases of eight supermarkets and twelve convenience stores. Depreciation and amortization includes $4.9 million of the charge and $2.6 million is included in selling, general and administrative expenses. The Company expects prospective annual earnings to improve approximately $900,000 ($565,000 after tax or $.06 per diluted share) as a result of adopting FAS 121.

NOTE F -- INCOME TAXES
During 1997, the Company implemented a corporate restructuring pursuant to which the Company's supermarket and convenience store retail operations were organized as wholly-owned limited liability companies and the Company's intellectual property was transferred to a passive investment company. As a result of the restructuring, the current year effective tax rate will be significantly lower due to the reversal of a portion of deferred tax accruals.

NOTE G - EARNINGS PER SHARE
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). This statement simplifies the standards for computing earnings per share by replacing Primary and Fully Diluted Earnings per Share with Basic and Diluted Earnings per Share. Unlike Primary Earnings per Share, Basic Earnings per Share excludes any dilutive effects of options, warrants and convertible securities. Like Fully Diluted Earnings per Share, Diluted Earnings per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. All earnings per share amounts for all periods have been presented on the income statement, and where appropriate, restated to conform to FAS 128.

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

                                                       12 weeks ended            40 weeks ended
                                                  ------------------------  -----------------------
                                                  January 3,    January 4,  January 3,   January 4,
                                                     1998         1997         1998         1997
                                                  ----------    ---------   ----------   ----------
Numerator:
  Net income (loss) before extraordinary item      $ 1,961       $2,006      $ 6,684       $(2,367)
  Extraordinary item, net of tax                        --           --         (3,278)         --
Numerator for basic earnings
    per share - income available to
    common stockholders                              1,961        2,006        3,406        (2,367)
  Effect of dilutive securities:
    7% convertible debentures, net of tax              231          195          754            -- (a)
                                                   -------       ------      -------       -------
Numerator for diluted earnings
    per share - income available to
    common stockholders after
    assumed conversions                            $ 2,192       $2,201      $ 4,160       $(2,367)
                                                   =======       ======      =======       =======

Denominator:
    Weighted average shares outstanding              8,492        8,395        8,436         8,395
    Non-vested restricted shares                      (151)          --          (63)           --
Denominator for basic earnings
        per share                                    8,341        8,395        8,373         8,395
    Effect of dilutive securities:
    Employee stock options                             128           21          106            -- (a)
    7% convertible debentures                        1,290        1,290        1,290            -- (a)
                                                   -------       ------      -------       -------
    Dilutive potential common shares                 1,418        1,311        1,396            --
Denominator for diluted earnings
      per share - adjusted weighted
      average shares and assumed
      conversions                                    9,759        9,706        9,769         8,395
                                                   =======       ======      =======       =======

     (a) For the forty weeks ended January 4, 1997, earnings per share have been calculated assuming no incremental shares, since the inclusion of normally dilutive securities would be anti-dilutive.

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

Results of operations for interim periods do not necessarily reflect the results of operations that may be expected for the fiscal year ending March 28, 1998.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components.

                                                          Third Quarter                      Year - to - Date
                                                 -------------------------------      --------------------------------
                                                  Percent of Revenues    Percent      Percent of Revenues      Percent
                                                  1998          1997      Change       1998          1997       Change
                                                  ----          ----      ------       ----          ----       ------
Sales and other revenues                         100.0%       100.0%       5.4%       100.0%        100.0%        3.8%
Gross profit                                      24.7%        24.3%       7.2%        24.6%         24.3%        5.2%
Selling, general and administrative               21.4%        21.1%       6.7%        21.3%         22.0%        0.5%
Depreciation and amortization                      1.3%         1.3%       4.7%         1.3%          1.7%      (21.8%)
Operating profit                                   2.0%         1.9%      14.1%         2.0%          0.5%      290.1%
Interest and debt expense amortization             1.3%         0.9%      48.9%         1.1%          0.9%       35.7%
Income taxes (benefit)                             0.2%         0.4%     (40.4%)        0.2%         (0.1%)        n/m
Income (loss) before extraordinary item            0.6%         0.6%      (2.2%)        0.6%         (0.2%)        n/m
Extraordinary item, net of tax                       -            -          -         (0.3%)           -           -
Net income (loss)                                  0.6%         0.6%      (2.2%)        0.3%         (0.2%)        n/m
       n/m = non-meaningful comparison

SALES AND OTHER REVENUES
Consolidated sales and other revenues of $356.2 million increased $18.1 million, or 5.4%, in the third quarter of 1998, compared to the same quarter of 1997. Consolidated sales and other revenues in the third quarter of 1998 include gains from sales of real estate of $0.4 million. Supermarket revenues increased $10.4 million, Convenience Store Distributing Company (CSDC) revenues increased $8.0 million and Crystal Food Services revenues increased $0.8 million, while Village Pantry revenues decreased $1.6 million. Retail sales, excluding fuel sales, increased 3.6%. Sales in comparable supermarkets and convenience stores (including replacement stores and format conversions) increased 2.9% from the year earlier quarter. Approximately $3.5 million of the increase in CSDC revenues resulted from passing on higher manufacturer cigarette prices to customers. Significantly lower retail fuel prices accounted for $1.2 million, or 75.0%, of the decline in Village Pantry revenues.

For the forty weeks ended January 3, 1998, consolidated sales and other revenues of $1,165.8 million increased $42.7 million, or 3.8%, compared to the same forty weeks of 1997. Supermarket revenues increased $22.8 million, CSDC revenues increased $22.0 million and Crystal Food Services revenues increased $2.7 million. Village Pantry revenues decreased $5.3 million. Retail sales, excluding fuel sales, increased 2.1%. Sales in comparable stores (including replacement stores and format conversions) increased 1.6% from the year earlier period. Approximately $7.0 million of the increase in CSDC revenues resulted from passing on higher manufacturer cigarette prices to customers. Lower retail fuel prices combined with the removal of fuel operations from twelve locations accounted for $2.0 million, or 37.7%, of the decline in Village Pantry revenues.

GROSS PROFIT
Gross profit is net of warehousing, transportation, and promotional expenses. Gross profit increased $5.9 million, or 7.2%, to $88.0 million in the third quarter of 1998, from the comparable quarter of 1997. As a percentage of revenues, gross profit increased to 24.7% from 24.3%. Gross profit increased each operating division, both in total and as a percentage of revenues.

For the forty weeks ended January 3, 1998, gross profit increased $14.1 million, or 5.2%, to $286.7 million, from the year earlier period. As a percentage of revenues, gross profit increased to 24.6% from 24.3% in the prior year. The supermarket division accounted for approximately 70.0% of the improvement with increases also contributed by all of the other operating divisions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses (SG&A) increased $4.8 million, or 6.7%, to $76.2 million in the third quarter of 1998, compared to the third quarter of 1997. As a percentage of revenues, SG&A expenses increased to 21.4% from 21.1% from the year earlier quarter. The increased expenses were primarily attributable to an increase of $1.9 million in wages and fringe benefits, a $1.2 million increase in advertising expenses, and a $2.0 million increase in administrative and general expenses, partially offset by a $0.9 million reduction in state gross receipts tax. Wages in stores open both quarters, excluding supermarket conversions to the LoBill format, increased 2.5% due to wage rate increases and increased labor hours resulting from same store sales gains.

For the forty weeks ended January 3, 1998, SG&A expenses increased $1.3 million, or 0.5%, to $248.9 million, from the comparable forty weeks of 1997. As a percentage of revenues, SG&A expenses decreased to 21.3% from 22.0% in the comparable period of 1997. In 1998, wages and fringe benefits increased $6.5 million, other store operating and occupancy costs increased $1.7 million and administrative and general expenses increased $3.2 million. The increases were partially offset by a $2.5 million reduction in state gross receipts tax and a $1.3 million decline in casualty and workers compensation losses. Expenses in 1997 that did not recur in 1998 included $2.6 million in FAS 121 charges related to future lease obligations and the write-down of land values for impaired stores; $2.4 million from the decision to curtail the accrual of benefits under the Company's qualified defined benefit pension plan; $1.3 million for recruiting and relocation of certain personnel hired during the first quarter of 1997, consulting fees and the severance of certain employees; and a $0.5 million charge to merchandising allowances related to a supplier contract. Wages in identical stores increased 1.2% from the comparable forty weeks of the prior year and will likely increase for the full fiscal year due to supermarket wage rate increases effected in the third quarter.

DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense increased $0.2 million, or 4.7%, to $4.7 million in the third quarter of 1998, from the third quarter of 1997. As a percentage of revenues, depreciation and amortization expense was 1.3% of revenues in both quarters.

For the forty weeks ended January 3, 1998, depreciation and amortization expense decreased $4.2 million, or 21.8%, to $15.0 million, from the comparable period of 1997 that included $4.9 million in FAS 121 charges primarily related to the write-down of eight supermarkets and twelve convenience stores. As a percentage of revenues, depreciation and amortization expense was 1.3% for the forty weeks ended January 3, 1998, compared to 1.7% for the comparable period of the prior year.

OPERATING INCOME
Operating income (earnings from continuing operations before interest, taxes and debt extinguishment costs) increased $0.9 million, or 14.1%, to $7.2 million for the third quarter of 1998, from the comparable quarter of 1997. The gross profit increase of $5.9 million was partially offset by the $4.8 million increase in selling, general and administrative expenses and the $0.2 million increase in depreciation and amortization.

For the forty weeks ended January 3, 1998, operating income increased $17.0 million to $22.8 million from $5.9 million for the comparable year earlier period. The $14.1 million improvement in gross profit combined with the $1.3 million increase in selling, general and administrative expenses and the $4.2 million decrease in depreciation and amortization accounted for the operating income improvement.

INTEREST EXPENSE
Interest expense in the third quarter of 1998 increased $1.5 million, or 48.9%, to $4.5 million from the third quarter of 1997. For the forty weeks ended January 3, 1998, interest expense increased $3.5 million, or 35.7%, to $13.3 million, from the comparable period of 1997. The third quarter and forty week increases resulted from the issuance of $150.0 million in principal amount of the Notes, consummated in August 1997. See "Liquidity and Capital Resources".

INCOME TAXES
For the quarter ended January 3, 1998, the effective income tax rate was 28.4%, compared to 39.4% for the comparable prior year quarter. For the forty weeks ended January 3, 1998, the effective income tax rate was 29.5%, compared to 40.5% for the comparable period of the prior year. The effective tax rate for the current full fiscal year is expected to be approximately 29.5% and is lower than the statutory rate due to contributions, tax credits and the reversal of deferred tax accruals resulting from restructuring the Company's supermarket and convenience store retail operations.

INCOME BEFORE EXTRAORDINARY ITEM
Income before extraordinary item for both the quarter ended January 3, 1998, and the year earlier quarter was $2.0 million, or 0.6% of revenues. For the forty weeks ended January 3, 1998, income before extraordinary item was $6.7 million, or 0.6% of revenues, compared to a loss of $2.4 million, or (negative) 0.2% revenues, for the comparable forty weeks of the prior year.

EXTRAORDINARY ITEM: DEBT EXTINGUISHMENT
In August 1997, the Company consummated the issuance of $150.0 million in principal amount of the 144A Notes. A portion of the proceeds was used to repay $60.9 million in principal amount of senior unsecured indebtedness and $5.0 million in related prepayment penalties and to repay amounts outstanding under revolving credit facilities and notes payable to banks of approximately $35.1 million. The prepayment penalties, plus $240,000 in unamortized debt acquisition costs, were charged to income during the sixteen weeks ended October 11, 1997. The after tax charge of $3,278,000 represents $.33 per diluted earnings per share.

NET INCOME (LOSS)
Net income for both the quarter ended January 3, 1998, and the year earlier quarter was $2.0 million, or 0.6% of revenues. For the forty weeks ended January 3, 1998, net income was $3.4 million, or 0.3% of revenues, compared to a net loss of $2.4 million, or (negative) 0.2% of revenues, for the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES
The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases.

During the first forty weeks of 1998, the following stores opened or were under construction:

                                            Square
    Store Type           Category            Feet        Location                Status
    ----------           --------            ----        --------                ------
    Supermarket          Remodel            75,000       Westfield, IN           Complete
    Supermarket          Remodel            80,000       Fishers, IN             Complete
    Supermarket          New                82,000       Carmel, IN              Under construction
    LoBill               New                42,000       Hamilton, OH            Acquired
    LoBill               Conversion         23,000       Connersville, IN        Complete
    Convenience          New                 5,000       Zionsville, IN          Under construction
    Convenience          New                 5,000       Cicero, IN              Under construction

In addition to the projects above, the Company plans to open in 1998 one LoBill supermarket and acquire several sites for future development. Additionally, the Company plans to upgrade supermarket front-end systems and scale equipment, and has begun implementation of new generation inventory procurement/distribution software. The estimated cost of these projects in 1998, including routine capital expenditures, is expected to be $32.0 million. Of this amount, it is anticipated that equipment leasing will fund approximately $2.0 million. The Company has expended $26.0 million for capital expenditures through the first forty weeks of 1998.

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

Net cash provided by operating activities was $19.4 million for the first three quarters of 1998, a $3.3 million, or 20.6%, increase from the $16.1 million reported for the first three quarters of 1997. Working capital increased $46.2 million from March 29, 1997. The significant changes in working capital were a $29.0 million increase in cash and equivalents, a $10.3 million increase in accounts receivable, an $8.1 million increase in inventory, an $8.1 million decrease in notes payable to bank, an $8.3 million increase in accounts payable and a $5.8 million increase in accrued liabilities. The increase in cash and equivalents and the decrease in notes payable to bank result from residual proceeds of the Notes. The increase in accounts receivable is attributable primarily to a deposit on assets to be leased. The increases in inventory and accounts payable are due primarily to seasonal trends. The increase in accrued liabilities is due largely to interest accrued on the Notes.

In August 1997, in connection with the issuance of the 144A Notes, the Company repaid $35.0 million borrowed on existing revolving credit facilities and short term borrowing arrangements, entered into a new $30.0 million revolving credit facility with a bank and amended a $20.0 million revolving credit facility. As a result, the Company has $50.0 million of availability under its revolving credit facilities. At January 3, 1998, no amounts were outstanding on revolving credit facilities. Commitments from various banks for short-term borrowings provide an additional $20.0 million of available financing at rates based upon the then prevailing federal funds rate, of which $2.7 million was utilized at January 3, 1998.

The Company believes the remaining net proceeds of the offering of the Notes, borrowings under its revolving credit agreements and notes payable to banks, cash flows from operating activities and lease financings will be adequate to meet the Company's working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

YEAR 2000 ISSUE
The Company has reviewed its computer and other operating systems to identify those which could be affected by the "Year 2000" issue and is currently reprogramming those systems. Management believes that those changes will be made in a timely fashion and that the Year 2000 issue will not pose significant operational problems for the Company. Moreover, management does not expect that reprogramming costs will have a material adverse impact on its financial condition or results of operations. It is management's understanding that the significant third parties with which the Company deals are now or will be Year 2000 compliant in a timely manner and, therefore, it is not anticipated that this issue will have an adverse affect on the Company's operations or financial position.

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

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  Exhibit 3  (a)   By-Laws as amended as of November 26, 1997

                  Exhibit 10 (a)   Marsh Supermarkets, Inc. Outside Directors' Stock Plan as adopted
                                   November 26, 1997

                  Exhibit 27       Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K
                  No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MARSH SUPERMARKETS, INC.



February 13, 1998                  By:       /s/ Douglas W. Dougherty
                                        ----------------------------------------
                                        Douglas W. Dougherty
                                        Vice President, Chief Financial Officer,
                                        and Treasurer




February 13, 1998                  By:      /s/ Mark A. Varner
                                        ----------------------------------------
                                        Mark A. Varner
                                        Corporate Controller and
                                        Chief Accounting Officer

                                    Exhibit Index                                    Page Number
                                    -------------                                    -----------
Exhibit 3  (a)  By-Laws as amended as of November 26, 1997                                 16

Exhibit 10 (a)  Marsh Supermarkets, Inc. Outside Directors' Stock Plan as adopted
                November 26, 1997                                                          28

Exhibit 27      Financial Data Schedule (for SEC use only)                                 33
