Form 10-K405
period 1998-03-28
MARSH SUPERMARKETS INC
filed 1998-06-25
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended March 28, 1998

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X

       Aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of June 1, 1998: $44,802,371. This calculation assumes all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates", a status which each of the officers and directors individually disclaims.

       At June 1, 1998, there were 3,943,963 shares of Class A Common Stock and 4,484,830 shares of Class B Common Stock outstanding.

       Portions of the 1998 Annual Report to Shareholders for the year ended March 28, 1998 are incorporated by reference into Part I.

       Portions of the Proxy Statement for the Annual Shareholders' Meeting to be held August 4, 1998 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL
At March 28, 1998, Marsh Supermarkets, Inc. (the "Company" or "Marsh") operated 89 supermarkets and 181 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh owns and operates a specialized convenience store distribution business which serves its Village Pantry stores as well as over 1,290 unaffiliated convenience stores in a seven state area. Marsh also owns and operates a food services division which provides upscale catering, vending, concession and business cafeteria management services.

SUPERMARKETS
At March 28, 1998, the Company operated 75 supermarkets in central Indiana and 14 in western Ohio. The 37 stores in the Indianapolis metropolitan market area constitute the Company's major market. The remaining supermarkets operate in 37 other communities. Revenues from supermarket operations represent approximately 68% of the Company's fiscal 1998 consolidated sales and other revenues.

The Company's supermarket merchandising strategy emphasizes service, quality and convenient one-stop shopping at competitive prices. Of the Company's supermarkets, 53 are open 24 hours a day and 12 are open until midnight, with the remainder having various other schedules. All stores are open seven days a week.

The Company believes providing quality merchandise is an important factor in maintaining and expanding its customer base. In recent years, the Company has devoted a greater proportion of new and remodeled stores to fresh, high quality perishables, such as produce, delicatessen items, baked goods, prepared foods, seafood and floral items. The Company believes fresh produce is an important customer draw; therefore, it focuses on buying premium quality produce worldwide. The geographic concentration of the Company's supermarkets enables the Company to deliver fresh items to its stores quickly and frequently. An extension of this theme is convenient, high quality, ready to eat meals. The "Chef Fresh" program offers take-home items for immediate consumption in 36 stores. These products are prepared in the Company's central kitchen, which is now a shared facility, providing fresh items to most of the Company's divisions.

The Company's new and expanded large superstore format offers customers convenient one-stop shopping. Its Marsh supermarkets feature an extended line of traditional grocery store items as well as service and specialty departments such as delicatessens, bakeries, prepared foods, prime cut meats, fresh seafood, floral and video rental. The Company features nationally advertised and distributed merchandise along with products under its own trademarks, service marks and trade names. Service and specialty departments included in Marsh supermarkets include delicatessens (89 stores), hot prepared foods (57), bakeries (89), prime cut service meat (58), fresh seafood (60), floral shops
(58), imported cheese shops (51), wines and beer (84), salad bars (31), video rental (66), cosmetic counters (12) and shoe repair (19). Twenty-five of the Company's supermarkets include pharmacies in food and drug combination stores. To combat increasing competition from other retail formats, such as wholesale clubs, 38 of the Company's supermarkets also include warehouse-type sections offering large size and multi-pack products typically featured by wholesale clubs, priced competitively with club prices. In addition, banks or savings institutions operate branch facilities in 34 of the Company's stores, and 37 stores offer ATM machines. Home delivery of orders placed by customers via telephone, fax or the Internet is offered to the Indianapolis metropolitan market.

The Company's superstore format is in excess of 75,000 square feet, and its modern conventional supermarket format is approximately 55,000 to 65,000 square feet. The Company currently operates five superstores and 8 modern conventional supermarkets. Approximately one-third of the sales area in these stores is devoted to merchandising fresh, high quality perishable products such as delicatessens, bakeries, prepared foods and produce, and approximately 5,000 square feet are devoted to warehouse-type merchandising of bulk club pack merchandise.

The Company has developed a smaller, low-price supermarket format with limited service and specialty departments as an alternative to the large, full service Marsh supermarket. As of March 28, 1998, the Company operated 16 of its supermarkets under this concept. Subsequent to March 28, 1998, a conventional Marsh supermarket was converted to this format. The stores operate under the trade name LoBill Foods. There is an ongoing development program to remodel selected Marsh supermarkets to the LoBill format. The Company believes the LoBill format offers an opportunity to maximize its market area by expanding into smaller communities and inner city metropolitan areas that can be better served by that format and to appeal to the price motivated consumer in markets currently serviced by traditional Marsh stores.

The Company's supermarkets range in size from 15,000 to 81,500 square feet. The average size is approximately 38,100 square feet. The Company has an ongoing development program of constructing larger Marsh supermarkets within its market area and remodeling, enlarging and replacing existing supermarkets. Future development will continue to focus on a food and drug combination store format of approximately 55,000 to 65,000 square feet, with superstores in excess of 75,000 square feet in select locations. The Company believes a larger store format enables it to offer a wider variety of products and expanded service and specialty departments, thereby strengthening its competitive position. The following summarizes the number of stores by size categories:

                                                               Number
         Square Feet                                          of Stores
         -----------                                          ---------
         More than 75,000 .................................       5
         55,000 - 75,000 ..................................       8
         45,000 - 55,000 ..................................       7
         35,000 - 45,000 ..................................      21
         25,000 - 35,000 ..................................      42
         Less than 25,000 .................................       6
                                                                 --
                                                                 89
                                                                 ==

The Company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The focus of the television campaign promotes a quality and service image rather than specific products and prices. The Indianapolis television market covers approximately 80% of the Company's supermarkets. Various sales enhancement promotional activities, including free grocery and other programs designed to encourage repeat shoppers, are conducted as an important part of the Company's merchandising strategy. The Company utilizes a frequent shopper card program, "Fresh I.D.E.A(R)." This card functions as a check cashing card, video rental card and automatically provides electronic coupons. Further, a customer may select a VISA(R) co-branded credit card option for their Fresh I.D.E.A. card and earn rebates on all credit card purchases regardless of the merchant. The credit card rebates are funded by the Company's bank partner.

CONVENIENCE STORES
At March 28, 1998, the Company operated 181 convenience stores under the Village Pantry trade name. These self-service stores offer a broad selection of grocery, bakery, dairy and delicatessen items, including fresh pastry products and sandwiches prepared in the stores. Approximately 52% of the stores also offer petroleum products. Revenues from the convenience stores represented approximately 12% of the Company's fiscal 1998 consolidated sales and other revenues. Carry-out cold beer, a high-volume item typically found in convenience stores in other states, may be sold only by package liquor stores and taverns in Indiana; accordingly, it is not sold in the Company's convenience stores in Indiana. In Indiana, all but 12 of the Company's convenience stores are open 24 hours a day; the remaining stores close at 11:00 P.M. or midnight. All stores are open seven days a week.

The Company has added higher margin food and beverage products, such as store-prepared pizza (37 stores), chicken (42), and self-service fountain drinks, as well as sit-down eating areas in 45 stores. The Company is a Taco Bell Express franchisee in three stores which increases the variety of available fast food. These stores include drive-thru service. The Company has also partnered with Shell Oil Company in the Kokomo, Indiana and Anderson, Indiana markets whereby the Company receives a fixed fee and a commission based on fuel sales above a base level without investing capital in the fuel inventory or dispensing equipment. The Company also added drive-thru car washes at three store locations.

The Company has an ongoing program of remodeling, upgrading and replacing existing Village Pantry stores with particular emphasis on developing locations that will yield a high volume of gasoline sales. New stores generally average 3,700-4,500 square feet, compared to 1,800-2,500 square feet for older stores. The larger size accommodates the aforementioned new food products. In constructing new stores, and remodeling and expanding existing stores, the Company tailors the format to each specific market, with heavy emphasis on food service in areas which the Company believes to be less susceptible to intense competition from major fast food operators, such as smaller towns and high density neighborhoods.

CONVENIENCE STORE DISTRIBUTING COMPANY ("CSDC")

CSDC serves the Company's Village Pantry stores and over 1,290 unaffiliated stores in a seven state area. CSDC distributes a wide range of products typically sold in convenience stores, including groceries, cigarette and other tobacco products, snack items, housewares and health and beauty care products. Customers have the opportunity to order most product lines in single units. CSDC owns a 210,000 square foot warehouse and distribution facility in Richmond, Indiana, which the Company estimates is operating at 70% of capacity. CSDC utilizes its own trucks and drivers for its transportation needs. The CSDC sales and marketing staff of approximately 43 employees services existing customers and actively solicits new customers. CSDC accounted for approximately 18% of the Company's fiscal 1998 consolidated sales and other revenues.

CRYSTAL FOOD SERVICES
The Company's food service operation does business under the trade name Crystal Food Services. It offers a range of services including banquet hall catering, special events catering, concession services, vending and cafeteria management. The Company focuses on presenting expertly prepared cuisine of unsurpassed freshness and quality in all of its food service operations. The Company began its food service operations in 1993 with ALLtimate Catering and expanded in January 1995 with the acquisition of Crystal Catering. In May 1995, the Company expanded again with the acquisition of Martz and Associates Food Services. The Company intends to expand the food services operations through the solicitation of new customers and possible acquisition of businesses that will complement the existing operations.

The combination of these operations has created a unique range of services, products and facilities. The Company's banquet hall facilities include the Crystal Yacht Club, the Indiana Roof Ballroom and the Murat Shrine Centre. The Company does special event catering at the Indianapolis Motor Speedway, Conner Prairie Museum, Indianapolis Museum of Art, the Eiteljorg Western Museum of Art, the RCA Tennis Championships and the Horizon Convention Center in Muncie, Indiana. The Company also provides concession services at the Indianapolis Zoo, Conner Prairie, the Indiana State Fairgrounds and Prairie View Golf Club, and cafeteria management to 10 major employers and vending services to over 100 clients throughout the greater Indianapolis area. The Company's food service operation also provides meals at the child development centers for Marsh and Eli Lilly and Company in Indianapolis.

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

The Company's distribution centers are modern and highly automated. Merchandise is controlled through an on-line computerized buying and inventory control system. In fiscal 1997, the perishable products facility was expanded by approximately 67,000 square feet to provide additional capacity. The receiving dock was modified to enhance product flow. Also, new state-of-the-art banana rooms were added to ensure high quality bananas with consistent color. The Company believes its distribution centers are adequate for its needs for the foreseeable future without major additional capital investment. The Company estimates the supermarket distribution centers currently operate at approximately 75% of capacity. Approximately 80% of the delivery trips from distribution centers to supermarkets are 75 miles or less. The Company also operates a commissary and a central kitchen to produce products sold through the delicatessen departments of its supermarkets and convenience stores and to third parties through CSDC. The Company believes centralized direct buying from major producers and growers and its purchasing and distribution functions provide it with advantages compared to purchasing from a third-party wholesaler. Direct buying, centralized purchasing, and controlled distribution reduce merchandise cost by allowing the Company to minimize purchases from wholesalers and distributors and to take advantage of volume buying opportunities and forward purchases of merchandise. Centralized purchasing and distribution promote a consistent merchandising strategy throughout the Company's supermarkets. Rapid inventory turnover at the warehouse permits the Company's stores to offer consistently fresh, high-quality products. Through frequent deliveries to the stores, the Company is able to reduce in-store stockroom space and increase square footage available for retail selling.

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

The Company's supermarket transportation function is performed through a subsidiary which leases most of its tractor/trailer fleet under long term, full service leases with by Ruan Transportation Management Systems ("Ruan"), an unaffiliated transportation management and equipment leasing company. This service is provided under a seven year contract, dated September 18, 1987, which is automatically renewed for successive one year terms unless canceled by Ruan or the Company at least 60 days prior to the anniversary date, subject to early cancellation in stages under certain conditions. Under the arrangement, Ruan employs the drivers, dispatchers and maintenance personnel who perform the Company's distribution function.

MANAGEMENT INFORMATION SYSTEMS
All of the Company's supermarkets are equipped with electronic scanning checkout systems to minimize item pricing, provide more efficient and accurate checkout line operation, and provide product movement data for merchandising decisions and other purposes. The checkout systems are integrated with the Company's frequent shopper card program to provide customer specific data to facilitate individualized marketing programs. Additionally, the Company plans to upgrade supermarket front-end systems and scale equipment, and is implementing new inventory/procurement distribution software. Point-of-sale electronic funds transfer and credit card systems are in place in the supermarkets. Through the use of a bank debit card, a customer can authorize the immediate transfer of funds from their account to the Company at the point of purchase.

The Company utilizes in-store micro-computers in the supermarkets to automate various tasks, such as electronic messaging, processing the receiving and billing of vendor direct-store-delivered (DSD) merchandise, processing of video rentals, processing pharmacy records in the 25 food and drug combination stores, and time keeping for payroll processing. Future supermarket applications currently under development include computer-assisted reordering and an electronic shelf tag program. All convenience stores are equipped with micro-computers for electronic transmission of accounting and merchandising data to headquarters, electronic messaging and processing DSD merchandise receiving and billing.

In 1998, the Company began broadcasting live video communications by satellite to its supermarkets from the corporate office. The Company believes this medium has greater appeal to a generation of employees accustomed to learning from television. In addition, the immediacy of live broadcasts reduces the barriers of time, distance and consistency in communicating competitive strategies and other information to retail operations. These communications are further enhanced through a toll free telephone line which permits questions to be asked and answered during each broadcast. The network is currently used for merchandising, training and employee benefits communications.

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

EMPLOYEES
The Company has approximately 12,800 employees. Approximately 7,360 employees are employed on a part-time basis. All employees are non-union, except approximately 200 supermarket distribution facility employees who are unionized under two three-year collective bargaining agreements which extend to May, 2001. The Company considers its employee relations to be excellent.

The Company opened a child development center in fiscal 1997 in an effort to help employees meet day care needs. The operation is located in a 12,500 square foot facility near one of the Company's supermarkets in Carmel, Indiana. Marsh owns the building and the equipment. The operations are run by an unaffiliated child care firm. The service is limited to the Company's employees and immediate family members and operates five days a week.

REGULATORY MATTERS
As a retailer of alcoholic beverages, tobacco products and gasoline, the Company is subject to federal and state statutes, ordinances and regulations concerning the storage and sale of these products. The Company is aware of the existence of petroleum contamination at 23 Village Pantry locations and has commenced remediation at each of these sites. The cost of remediation varies significantly depending on the extent, source and location of the contamination, geological and hydrological conditions and other factors.

ITEM 2.  PROPERTIES

The following table summarizes the per unit and aggregate size of the retail facilities operated by Marsh, together with an indication of the age of the total square footage operated.

                                         Per Store
                     Footage Operated     Average       0-5 Years    5-10 Years    Over 10 Years
                     ----------------     -------       ---------    ----------    -------------
Supermarkets            3,397,000         38,100           35%          33%            32%
Convenience Stores        510,000          2,800           18%          38%            44%
                        ---------
                        3,835,000
                        =========

Owned and leased retail facilities are summarized as follows:

                                                              Convenience
                                             Supermarkets       Stores
                                             ------------       ------
          Owned                                   34             128
          Leased:
            Fixed rentals only                    28              27
            Fixed plus contingent rentals         27              26
                                                 ---             ---
                                                  55              53
                                                 ---             ---
                                                  89             181
                                                 ===             ===

All leases, except for three supermarkets and 18 Village Pantry stores, have one to four renewal options for periods of two to five years each. The majority of leases provide for payment of property taxes, maintenance and insurance by the Company. In addition, the Company is obligated under leases for 11 closed stores, of which eight were subleased at March 28, 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 1998.

EXECUTIVE OFFICERS OF REGISTRANT

Information required by Item 10 with respect to the Registrant's executive officers is set forth below. Each officer has been elected for a term to expire in August 1998 or upon election of the officer's successor by the Board of Directors.

     NAME                                         POSITION                AGE        FAMILY RELATIONSHIP
     ----                                         --------                ---        -------------------
DON E. MARSH                        Chairman of the Board, President       60      Son of Garnet R. Marsh,
                                    and Chief Executive Officer                    brother of C. Alan Marsh
                                                                                   and of William L. Marsh

Mr. Don E. Marsh has held his current position as Chairman of the Board of Directors, President and Chief Executive Officer of the Company for more than the past five years. He has been employed by the Company in various supervisory and executive capacities since 1961.

--------------------------------------------------------------------------------

C. ALAN MARSH                       Vice Chairman of the Board and          56     Son of Garnet R. Marsh,
                                    Senior Vice President-Corporate                brother of Don E. Marsh
                                    Development                                    and William L. Marsh

Mr. C. Alan Marsh has held his current position for more than the past five years. Prior thereto, he served as President and Chief Operating Officer, Marsh Village Pantries, Inc. He has been employed by the Company in various supervisory and executive capacities since 1965.

--------------------------------------------------------------------------------

FRANK J. BRYJA                      President and Chief Operating           56                 None
                                    Officer, Supermarket Division

Mr. Frank J. Bryja has held his current position since August 1996. For more than five years prior thereto, he served as Vice President-Merchandising. He has been employed by the Company in various supervisory and executive capacities since 1965.

--------------------------------------------------------------------------------

P. LAWRENCE BUTT                    Senior Vice President, Counsel          56                 None
                                    and Secretary

Mr. P. Lawrence Butt has held his current position since August 1997. For more than the five years prior thereto, he served as Vice President, Counsel and Secretary. He has been employed by the Company in various executive capacities since 1977.

--------------------------------------------------------------------------------

DOUGLAS W. DOUGHERTY                Senior Vice President, Chief Financial    54               None
                                    Officer and Treasurer

Mr. Douglas W. Dougherty has held his current position since August 1997. He has been employed by the Company as Chief Financial Officer since March 1994. His prior experience includes senior financial executive positions with Hartmarx, Inc. from November 1990 to March 1994. Prior experience includes senior management positions at Dayton Hudson Corp. and The May Department Stores Company.

--------------------------------------------------------------------------------

WILLIAM L. MARSH                    Senior Vice President - Property        54     Son of Garnet R. Marsh,
                                    Management                                     brother of Don E. Marsh
                                                                                   and C. Alan Marsh


Mr. William L. Marsh has held his current position since August 1997. For more than five years prior thereto, he served as Vice President-General Manager, Property Management. In May 1991, he was elected a director of the Company. He has been employed by the Company in various supervisory and executive capacities since 1974.

--------------------------------------------------------------------------------

RONALD R. WALICKI                   President and Chief Operating           60                 None
                                    Officer, Village Pantry Division

Mr. Ronald R. Walicki has held his current position since August 1996. Prior thereto, he served as Executive Vice President, Supermarket Division, since February 1994, and President and Chief Operating Officer of Marsh Village Pantries, Inc. since February 1992. For more than five years prior to February 1992, he served as Vice President General Manager, Supermarket Division. He has been employed by the Company in various supervisory and management positions since 1965.

--------------------------------------------------------------------------------

THEODORE R. VARNER                  President and Chief Operating           62                 None
                                    Officer, Convenience Store
                                    Distributing Company Division

Mr. Theodore R. Varner has held his current position since August 1994. For more than five years prior thereto, he served as Vice President - General Manager, Convenience Store Distributing Company Division.

--------------------------------------------------------------------------------

JACK J. BAYT                        President and Chief Operating             41               None
                                    Officer, Crystal Food Services Division

Mr. Jack J. Bayt has held his current position since January 1995. For more than five years prior thereto, he was President and Chief Executive Officer of Crystal Catering of Indiana, Inc.

--------------------------------------------------------------------------------

MARK A. VARNER                      Corporate Controller                    48                 None

Mr. Mark A. Varner has held his current position since 1990. He has been employed by the Company in various accounting positions since 1971.

--------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Information on Common Stock and Shareholder Matters on pages 17 and 36 of the 1998 Annual Report to Shareholders for the year ended March 28, 1998 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data on page 16 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 21 of the 1998 Annual Report to Shareholders for the year ended March 28, 1998 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto on pages 23 to 35 of the 1998 Annual Report to Shareholders are incorporated herein by reference.

Quarterly Financial Data on page 17 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

In accordance with Instruction G(3), except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the Registrant's definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after March 28, 1998, the end of the fiscal year covered by this report. As permitted by instruction G(3), the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of Registrant".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      The following consolidated financial statements of Marsh
                  Supermarkets, Inc. and subsidiaries, included in the 1998
                  Annual Report to Shareholders for the year ended March 28, 1998 are incorporated by reference in Item 8:

                  Consolidated Balance Sheets as of March 28, 1998 and March 29, 1997.

                  Consolidated Statements of Income for each of the three years in the period ended March 28, 1998.

                  Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended March 28, 1998.

                  Consolidated Statements of Cash Flows for each of the three years in the period ended March 28, 1998.

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

         (3)      The following exhibits are included in Item 14(c):

Exhibit 3 (a)   -   Restated Articles of Incorporation, as amended as of May
                    15, 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

          (b)   -   By-Laws as amended as of November 26, 1997 - Incorporated
                    by reference to Form 10-Q for the quarter ended January 3, 1998.

Exhibit 4 (a)   -   Articles V, VI and VII of the Company's Restated Articles
                    of Incorporation, as amended as of May 15, 1991 -
                    Incorporated by reference to Form 10-K for the year ended
                    March 30, 1991.

          (b)   -   Articles I and IV of the Company's By-Laws, as amended as
                    of August 7, 1990 Incorporated by reference to Form 10-Q for the quarter ended January 5, 1991.

          (c)   -   Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the Securities and Exchange Commission upon its request
                    Incorporated by reference to Form 10-K for the year ended
                    March 27, 1987.

           (d)  -   Note Agreement, dated as of May 1, 1988, for $25,000,000
                    9.48% Senior Notes due June 30, 2003 - Incorporated by reference to Form 10-Q for the quarter ended June 25, 1988.

           (e)  -   Rights Agreement, dated as of August 1, 1989, between
                    Marsh Supermarkets, Inc. and National City Bank, as successor to Merchants National Bank and Trust Company of
                    Indianapolis - Incorporated by reference to Form 10-Q for the quarter ended October 14, 1989.

           (f)  -   Amendment No. 1, dated as of May 1, 1991, to Rights
                    Agreement, dated as of August 1, 1989 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

           (g)  -   Note Agreement, dated as of October 15, 1992, for
                    $35,000,000 8.54% Senior Notes, Series A, due December 31,
                    2007, and $15,000,000 8.13% Senior Notes, Series B, due
                    December 31, 2004 - Incorporated by reference to
                    Registration Statement on Form S-2 (File No. 33-56738).

           (h)  -   Indenture, dated as of February 15, 1993, between Marsh
                    Supermarkets, Inc. and Society National Bank, as trustee, including form of Indenture, for $17,500,000 7% Convertible
                    Subordinated Debentures, due 2003 - Incorporated by reference to Registration Statement on Form S-2 (File No.
                    33-56738).

           (i)  -   Amendment to Note Agreements and Assumption Agreement,
                    dated March 29, 1997, for $35,000,000 8.54% Senior Notes,
                    Series A, due December 31, 2007, and $15,000,000 8.13%,
                    Series B, due December 31, 2004 - Incorporated by reference to form 10-K for the year ended March 29, 1997.

           (j)  -   Amendment to Note Agreements and Assumption Agreement,
                    dated March 29, 1997, for $25,000,000 9.48% Senior Notes,
                    due June 20, 2003 - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

           (k)  -   Indenture, dated August 5, 1997, between Marsh Supermarkets,
                    Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8%
                    Senior Subordinated Notes, due 2007 - Incorporated by reference to Registration Statement on Form S-4 (File No.
                    333-34855).

           (l)  -   First Supplemental Indenture between Marsh Supermarkets,
                    Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997.

Exhibit 10 (a)  -   Agreements between Ruan Leasing Company and Marsh
                    Supermarkets, Inc., dated September 18, 1987 - Incorporated by reference to Registration Statement on Form S-2 (File No.
                    33-17730).

           (b)  -   Lease agreements relating to warehouse located at 333
                    South Franklin Road, Indianapolis, Indiana - Incorporated by reference to Registration Statement on Form S-2 (File No.
                    33-17730).

                    Management Contracts and Compensatory Plans.

           (c)  -   Marsh Supermarkets, Inc. 1987 Stock Option Plan -
                    Incorporated by reference to Registration Statement on Form
                    S-8 (File No. 33-33427).

           (d)  -   Amendment to the Marsh Supermarkets, Inc. 1987 Stock
                    Option Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.

           (e)  -   Amended and Restated Employment and Severance Agreements,
                    dated December 3, 1992 - Incorporated by reference to
                    Registration Statement on Form S-2 (File No. 33-56738).

           (f)  -   Marsh Supermarkets, Inc. 1980 Marsh Stock Plan -
                    Incorporated by reference to Registration Statement on Form
                    S-8 (File No. 2-74859).

           (g)  -   Amendment to the Marsh Supermarkets, Inc. 1980 Marsh Stock
                    Plan - Incorporated by reference to Proxy Statement, dated
                    March 22, 1991, for a Special Meeting of Shareholders held
                    May 1, 1991.

           (h)  -   Supplemental Retirement Plan of Marsh Supermarkets, Inc.
                    and Subsidiaries Incorporated by reference to Registration
                    Statement on Form S-2 (File No. 33-17730).

           (i)  -   Indemnification Agreements - Incorporated by reference to
                    Form 10-Q for quarter ended January 6, 1990.

           (j)  -   Marsh Supermarkets, Inc. 1991 Employee Stock Incentive
                    Plan - Incorporated by reference to Proxy Statement, dated
                    March 22, 1991, for a Special Meeting of Shareholders held
                    May 1, 1991.

          (k)   -   Marsh Supermarkets, Inc. Executive Life Insurance Plan -
                    Incorporated by reference to Form 10-K for the year ended
                    March 30, 1991.

          (l)   -   Marsh Supermarkets, Inc. Executive Supplemental Long-Term
                    Disability Plan Incorporated by reference to Form 10-K for the year ended March 30, 1991.

          (m)   -   Marsh Supermarkets, Inc. 1992 Stock Option Plan for
                    Outside Directors - Incorporated by reference to Proxy
                    Statement, dated June 25, 1992, for the Annual Meeting of
                    Shareholders held August 4, 1992.

          (n)   -   Employment contracts, dated January 1, 1995 - Incorporated by reference to Form 10-Q for the quarter ended January 7, 1995.

          (o)   -   Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock
                    Incentive Plan Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held
                    August 1, 1995.

          (p)   -   Severance Benefits Agreements, dated as of January 1, 1996
                    - Incorporated by reference to Form 10-K for the year ended
                    March 29, 1997.

          (q)   -   Form of Split Dollar Insurance Agreement for the benefit
                    of Don E. Marsh - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

          (r)   -   Form of Restricted Stock Agreement, dated as of September
                    15, 1997 - Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.

          (s)   -   Form of Employment Contract, dated as of June 1, 1997
                    --Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.

          (t)   -   Marsh Supermarkets, Inc. Outside Directors' Stock Plan, as
                    adopted November 26, 1997 Incorporated by reference to Form
                    10-Q for the quarter ended January 3, 1998.

    Exhibit 13  -   1998 Annual Report to Shareholders (only portions
                    specifically incorporated by reference are included herein).

    Exhibit 21  -   Subsidiaries of the Registrant.

    Exhibit 23  -   Consent of Independent Auditors.

    Exhibit 27 (a) -  Financial Data Schedule for the year for which this report is filed (for SEC use only).

    Exhibit 27 (b) -  Financial Data Schedule for the year ended March 29, 1997
                      (for SEC use only).

    Exhibit 27 (c) -  Financial Data Schedule for the year ended March 30, 1996
                      (for SEC use only).

 (b)     Reports on Form 8-K:
         There were no reports on Form 8-K filed by the Registrant with respect to the fourth quarter of its fiscal year ended March 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MARSH SUPERMARKETS, INC.


June 25, 1998                                By: /s/ Don E. Marsh
                                                 ---------------------------
                                                 Don E. Marsh, President and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


June 25, 1998                                                     /s/ Don E. Marsh
                                                           -----------------------------------
                                                           Don E. Marsh, Chairman of the Board,
                                                           President and Chief Executive Officer
                                                           and Director

June 25, 1998                                                    /s/ Douglas W. Dougherty
                                                           -----------------------------------
                                                           Douglas W. Dougherty, Senior Vice President,
                                                           Chief Financial Officer and Treasurer

June 25, 1998                                                    /s/ Mark A. Varner
                                                           -----------------------------------
                                                           Mark A. Varner, Corporate Controller

June 25, 1998                                                    /s/ C. Alan Marsh
                                                           -----------------------------------
                                                           C. Alan Marsh, Vice Chairman of the Board and
                                                           Senior Vice President-Corporate Development,
                                                           and Director

June 25, 1998                                                    /s/ William L. Marsh
                                                           -----------------------------------
                                                           William L. Marsh, Senior Vice President-Property
                                                           Management, and Director

June 25, 1998                                                    /s/ Garnet R. Marsh
                                                           -----------------------------------
                                                           Garnet R. Marsh, Director

June 25, 1998                                                    /s/ J. Michael Blakley
                                                           -----------------------------------
                                                           J. Michael Blakley, Director

June 25, 1998                                                    /s/ Charles R. Clark
                                                           -----------------------------------
                                                           Charles R. Clark, Director

June 25, 1998                                                    /s/ Stephen M. Huse
                                                           -----------------------------------
                                                           Stephen M. Huse, Director

June 25, 1998                                                  /s/ Catherine A. Langham
                                                           -----------------------------------
                                                           Catherine A. Langham, Director

June 25, 1998                                                    /s/ James K. Risk
                                                           -----------------------------------
                                                           James K. Risk, III, Director

June 25, 1998                                                     /s/ K. Clay Smith
                                                           -----------------------------------
                                                           K. Clay Smith, Director

                                  Exhibit Index                                      Page No.
                                  -------------                                      --------
Exhibit 3  (a)  -   Restated Articles of Incorporation, as amended as of May
                    15, 1991 - Incorporated by reference to Form 10-K for the
                    year ended March 30, 1991.

           (b)  -   By-Laws as amended as of November 26, 1997 - Incorporated
                    by reference to Form 10-Q for the quarter ended January 3,
                    1998.

Exhibit 4  (a)  -   Articles V, VI and VII of the Company's Restated Articles
                    of Incorporation, as amended as of May 15, 1991 -
                    Incorporated by reference to Form 10-K for the year ended
                    March 30, 1991.

           (b)  -   Articles I and IV of the Company's By-Laws, as amended as
                    of August 7, 1990 Incorporated by reference to Form 10-Q for the quarter ended January 5, 1991.

           (c)  -   Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the
                    Securities and Exchange Commission upon its request
                    Incorporated by reference to Form 10-K for the year ended
                    March 27, 1987.

           (d)  -   Note Agreement, dated as of May 1, 1988, for $25,000,000
                    9.48% Senior Notes due June 30, 2003 - Incorporated by
                    reference to Form 10-Q for the quarter ended June 25, 1988.

           (e)  -   Rights Agreement, dated as of August 1, 1989, between
                    Marsh Supermarkets, Inc. and National City Bank, as
                    successor to Merchants National Bank and Trust Company of
                    Indianapolis - Incorporated by reference to Form 10-Q for
                    the quarter ended October 14, 1989.

           (f)  -   Amendment No. 1, dated as of May 1, 1991, to Rights
                    Agreement, dated as of August 1, 1989 - Incorporated by
                    reference to Form 10-K for the year ended March 30, 1991.

           (g)  -   Note Agreement, dated as of October 15, 1992, for
                    $35,000,000 8.54% Senior Notes, Series A, due December 31,
                    2007, and $15,000,000 8.13% Senior Notes, Series B, due
                    December 31, 2004 - Incorporated by reference to
                    Registration Statement on Form S-2 (File No. 33-56738).

           (h)  -   Indenture, dated as of February 15, 1993, between Marsh
                    Supermarkets, Inc. and Society National Bank, as trustee,
                    including form of Indenture, for $17,500,000 7% Convertible
                    Subordinated Debentures, due 2003 - Incorporated by
                    reference to Registration Statement on Form S-2 (File No.
                    33-56738).

           (i)  -   Amendment to Note Agreements and Assumption Agreement,
                    dated March 29, 1997, for $35,000,000 8.54% Senior Notes,
                    Series A, due December 31, 2007, and $15,000,000 8.13%,
                    Series B, due December 31, 2004 - Incorporated by reference to form 10-K for the year ended March 29, 1997.

           (j)  -   Amendment to Note Agreements and Assumption Agreement,
                    dated March 29, 1997, for $25,000,000 9.48% Senior Notes,
                    due June 20, 2003 - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

           (k)  -   Indenture, dated August 5, 1997, between Marsh Supermarkets,
                    Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8%
                    Senior Subordinated Notes, due 2007 - Incorporated by
                    reference to Registration Statement on Form S-4 (File No.
                    333-34855).

           (l)  -   First Supplemental Indenture between Marsh Supermarkets,
                    Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997.

Exhibit 10 (a)  -   Agreements between Ruan Leasing Company and Marsh
                    Supermarkets, Inc., dated September 18, 1987 - Incorporated by reference to Registration Statement on Form S-2 (File No.
                    33-17730).

           (b)  -   Lease agreements relating to warehouse located at 333
                    South Franklin Road, Indianapolis, Indiana - Incorporated by
                    reference to Registration Statement on Form S-2 (File No.
                    33-17730).

                    Management Contracts and Compensatory Plans.

           (c)  -   Marsh Supermarkets, Inc. 1987 Stock Option Plan -
                    Incorporated by reference to Registration Statement on Form
                    S-8 (File No. 33-33427).

           (d)  -   Amendment to the Marsh Supermarkets, Inc. 1987 Stock
                    Option Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.

           (e)  -   Amended and Restated Employment and Severance Agreements,
                    dated December 3, 1992 - Incorporated by reference to
                    Registration Statement on Form S-2 (File No. 33-56738).

           (f)  -   Marsh Supermarkets, Inc. 1980 Marsh Stock Plan -
                    Incorporated by reference to Registration Statement on Form
                    S-8 (File No. 2-74859).

           (g)  -   Amendment to the Marsh Supermarkets, Inc. 1980 Marsh Stock
                    Plan - Incorporated by reference to Proxy Statement, dated
                    March 22, 1991, for a Special Meeting of Shareholders held
                    May 1, 1991.

           (h)  -   Supplemental Retirement Plan of Marsh Supermarkets, Inc.
                    and Subsidiaries Incorporated by reference to Registration
                    Statement on Form S-2 (File No. 33-17730).

           (i)  -   Indemnification Agreements - Incorporated by reference to
                    Form 10-Q for quarter ended January 6, 1990.

           (j)  -   Marsh Supermarkets, Inc. 1991 Employee Stock Incentive
                    Plan - Incorporated by reference to Proxy Statement, dated
                    March 22, 1991, for a Special Meeting of Shareholders held
                    May 1, 1991.

           (k)  -   Marsh Supermarkets, Inc. Executive Life Insurance Plan -
                    Incorporated by reference to Form 10-K for the year ended
                    March 30, 1991.

           (l)  -   Marsh Supermarkets, Inc. Executive Supplemental Long-Term
                    Disability Plan Incorporated by reference to Form 10-K for the year ended March 30, 1991.

           (m)  -   Marsh Supermarkets, Inc. 1992 Stock Option Plan for
                    Outside Directors - Incorporated by reference to Proxy
                    Statement, dated June 25, 1992, for the Annual Meeting of
                    Shareholders held August 4, 1992.

           (n)  -   Employment contracts, dated January 1, 1995 - Incorporated by reference to Form 10-Q for the quarter ended January 7,
                    1995.

           (o)  -   Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock
                    Incentive Plan Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held
                    August 1, 1995.

           (p)  -   Severance Benefits Agreements, dated as of January 1, 1996
                    - Incorporated by reference to Form 10-K for the year ended
                    March 29, 1997.

           (q)  -   Form of Split Dollar Insurance Agreement for the benefit
                    of Don E. Marsh - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

           (r)  -   Form of Restricted Stock Agreement, dated as of September
                    15, 1997 - Incorporated by reference to Form 10-Q for the
                    quarter ended October 11, 1997.

           (s)  -   Form of Employment Contract, dated as of June 1, 1997
                    --Incorporated by reference to Form 10-Q for the quarter
                    ended October 11, 1997.

           (t)  -   Marsh Supermarkets, Inc. Outside Directors' Stock Plan, as
                    adopted November 26, 1997 Incorporated by reference to Form
                    10-Q for the quarter ended January 3, 1998.

    Exhibit 13  -   1998 Annual Report to Shareholders (only portions
                    specifically incorporated by reference are included herein).

    Exhibit 21  -   Subsidiaries of the Registrant.

    Exhibit 23  -   Consent of Independent Auditors.

    Exhibit 27 (a) -  Financial Data Schedule for the year for which this report is filed (for SEC use only).

    Exhibit 27 (b) -  Financial Data Schedule for the year ended March 29, 1997
                      (for SEC use only).

    Exhibit 27 (c) -  Financial Data Schedule for the year ended March 30, 1996
                      (for SEC use only).

REPORT OF MANAGEMENT ON RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Marsh Supermarkets, Inc. is responsible for the preparation and integrity of the consolidated financial statements included in this annual report. The financial statements were prepared in accordance with generally accepted accounting principles and necessarily include some amounts based on management's best estimates and judgment. All financial information appearing in this annual report is consistent with that in the financial statements.

The Company maintains a system of internal controls designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded and transactions are properly authorized and recorded accurately in the financial records. The Company believes its control system is enhanced by its long-standing emphasis on conducting business in accordance with the highest standards of conduct and ethics.

Independent auditors, Ernst & Young LLP, have audited the accompanying financial statements. Their report is included herein. Their audits, conducted in accordance with generally accepted auditing standards, included the review and evaluation of selected internal accounting controls for purposes of designing their audit tests.

The Audit Committee of the Board of Directors meets periodically with the independent auditors to discuss the scope and results of their audit work, their assessment of internal controls, and the quality of financial reporting. The independent auditors are engaged by the Board of Directors, upon recommendation of the Audit Committee.





Don E. Marsh               Douglas Dougherty               Mark Varner
Chairman of the Board,     Senior Vice President,          Corporate Controller
President and              Chief Financial Officer and
Chief Executive Officer    Treasurer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Marsh Supermarkets, Inc.

We have audited the accompanying consolidated balance sheets of Marsh Supermarkets, Inc. and subsidiaries as of March 28, 1998 and March 29, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended March 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marsh Supermarkets, Inc. and subsidiaries at March 28, 1998 and March 29, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 28, 1998, in conformity with generally accepted accounting principles.


                                                               Ernst & Young LLP

Indianapolis, Indiana
May 15, 1998

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

YEAR ENDED                                                                 March 28, 1998    March 29, 1997     March 30, 1996
------------------------------------------------------------------------------------------------------------------------------
Sales and other revenues ...............................................    $ 1,505,133       $ 1,451,730         $1,390,543
Cost of merchandise sold, including warehousing and transportation .....      1,132,296         1,096,586          1,047,193
                                                                            -----------       -----------         ----------
Gross profit ...........................................................        372,837           355,144            343,350
Selling, general and administrative expenses ...........................        321,977           318,634            297,022
Depreciation and amortization ..........................................         20,019            23,729             18,957
                                                                            -----------       -----------         ----------
Operating profit .......................................................         30,841            12,781             27,371
Interest and debt expense amortization .................................         17,745            13,030             13,087
                                                                            -----------       -----------         ----------
Income (loss) before income taxes and extraordinary item ...............         13,096              (249)            14,284
Income taxes (credit) ..................................................          3,651                (5)             5,251
                                                                            -----------       -----------         ----------
Income (loss) before extraordinary item ................................          9,445              (244)             9,033
Extraordinary item, net of tax .........................................         (3,278)               --                 --
                                                                            -----------       -----------         ----------
       NET INCOME (LOSS) ...............................................    $     6,167       $      (244)        $    9,033
                                                                            ===========       ===========         ==========

Earnings (loss) per common share
  Before effect of extraordinary item ..................................    $      1.13       $      (.03)        $     1.07
  Extraordinary item ...................................................           (.39)               --                 --
                                                                            -----------       -----------         ----------
  Net income (loss) per common share ...................................    $       .74       $      (.03)        $     1.07
                                                                            ===========       ===========         ==========

Earnings (loss) per common share - assuming dilution
  Before effect of extraordinary item ..................................    $      1.07       $      (.03)        $     1.02
  Extraordinary item ...................................................           (.34)               --                 --
                                                                            -----------       -----------         ----------
  Net income (loss) per common share ...................................    $       .73       $      (.03)        $     1.02
                                                                            ===========       ===========         ==========

Dividends per share ....................................................    $       .44       $       .44         $      .44
                                                                            ===========       ===========         ==========





See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS  (in thousands)

ASSETS                                                                        March 28, 1998  March 29, 1997
------------------------------------------------------------------------------------------------------------
Current Assets
   Cash and equivalents ....................................................    $ 33,546        $ 12,529
   Accounts receivable, less allowances $1,053 in 1998, and $848 in 1997 ...      27,315          25,634
   Inventories .............................................................      98,828          88,262
   Prepaid expenses ........................................................       4,477           5,362
   Recoverable income taxes ................................................       3,867             941
   Deferred income taxes ...................................................          --             650
                                                                                --------        --------
       TOTAL CURRENT ASSETS ................................................     168,033         133,378

Property and Equipment
  Land .....................................................................      52,799          48,565
  Buildings ................................................................     147,500         144,201
  Fixtures and equipment ...................................................     117,300         103,220
  Leasehold improvements ...................................................      50,402          47,910
  Construction in progress .................................................       7,650           2,430
  Property under capital leases ............................................      12,139           9,214
                                                                                --------        --------
                                                                                 387,790         355,540
  Allowances for depreciation and amortization .............................     138,995         122,859
                                                                                --------        --------
       TOTAL PROPERTY AND EQUIPMENT ........................................     248,795         232,681

Other Assets ...............................................................      43,211          29,572
                                                                                --------        --------
                                                                                $460,039        $395,631
                                                                                ========        ========







See Notes to Consolidated Financial Statements.

LIABILITIES AND SHAREHOLDERS' EQUITY                               March 28, 1998   March 29, 1997
--------------------------------------------------------------------------------------------------
Current Liabilities
   Notes payable to banks .......................................   $      --         $  10,755
   Accounts payable .............................................      60,503            54,132
   Employee compensation and other liabilities ..................      13,563            11,957
   State and local taxes ........................................      10,852            10,786
   Other accounts payable and accrued expenses ..................      19,259            18,474
   Dividends payable ............................................         933               923
   Deferred income taxes ........................................         687                --
   Current maturities of long-term liabilities ..................       2,806             7,097
                                                                    ---------         ---------
         TOTAL CURRENT LIABILITIES ..............................     108,603           114,124

Long-term Liabilities
   Long-term debt ...............................................     206,004           141,264
   Capital lease obligations ....................................       6,457             4,165
                                                                    ---------         ---------
         TOTAL LONG-TERM LIABILITIES ............................     212,461           145,429

Deferred Items
   Income taxes .................................................      10,219             7,865
   Other ........................................................      12,677            12,765
                                                                    ---------         ---------
         TOTAL DEFERRED ITEMS ...................................      22,896            20,630

Shareholders' Equity
   Series A Junior Participating Cumulative Preferred stock:
      Authorized: 5,000,000 shares; Issued:  None
   Class A Common Stock, no par value:
      Authorized: 15,000,000 shares; Issued: 4,695,253 ..........       8,552             8,552
   Class B Common Stock, no par value:
        Authorized: 15,000,000 shares; Issued: 5,265,158 ........      16,232            16,232
   Retained earnings ............................................     100,917            98,474
   Cost of Common Stock in treasury
      Class A:  1998 - 750,866; 1997 - 844,662 shares ...........      (2,620)           (3,977)
      Class B:  1998 - 780,057; 1997 - 720,586 shares ...........      (4,648)           (3,511)
   Deferred cost - restricted stock .............................      (2,022)               --
   Notes receivable - stock options .............................        (332)             (322)
                                                                    ---------         ---------
         TOTAL SHAREHOLDERS' EQUITY .............................     116,079           115,448
                                                                    ---------         ---------
                                                                    $ 460,039         $ 395,631
                                                                    =========         =========

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

                                                           Class A    Class B                   Cost of
                                                           Common     Common      Retained     Stock in
                                                            Stock      Stock      Earnings     Treasury     Other        Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at April 1, 1995 ................................  $ 8,552    $15,974    $  97,078     $(6,978)    $  (312)    $ 114,314
  Net income ............................................                            9,033                                 9,033
  Cash dividends declared ...............................                           (3,696)                               (3,696)
  Issuance of shares - Martz & Associates acquisition ...                 258                      198                       456
  Repurchase of 62,250 shares ...........................                                         (696)                     (696)
  Additional minimum pension liability ..................                                                   (1,258)       (1,258)
  Other .................................................                               (1)                      6             5
                                                           -------    -------    ---------     -------     -------     ---------
Balance at March 30, 1996 ...............................    8,552     16,232      102,414      (7,476)     (1,564)      118,158
  Net loss ..............................................                             (244)                                 (244)
  Cash dividends declared ...............................                           (3,694)                               (3,694)
  Restricted stock grant of 500 shares ..................                               (2)          2                        --
  Repurchase of 2,390 shares ............................                                          (28)                      (28)
  Exercise of stock options - 1,500 shares ..............                                           14                        14
  Minimum pension liability reversal ....................                                                    1,258         1,258
  Other .................................................                                                      (16)          (16)
                                                           -------    -------    ---------     -------     -------     ---------
Balance at March 29, 1997 ...............................    8,552     16,232       98,474      (7,488)       (322)      115,448
  Net income ............................................                            6,167                                 6,167
  Cash dividends declared ...............................                           (3,724)                               (3,724)
  Restricted stock grant of 150,750 shares ..............                                        2,336      (2,022)          314
  Repurchase of 205,150 shares ..........................                                       (3,189)                   (3,189)
  Exercise of stock options - 88,725 shares .............                                        1,073                     1,073
  Other .................................................                                                      (10)          (10)
                                                           -------    -------    ---------     -------     -------     ---------
Balance at March 28, 1998 ...............................  $ 8,552    $16,232    $ 100,917     $(7,268)    $(2,354)    $ 116,079
                                                           =======    =======    =========     =======     =======     =========






See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

YEAR ENDED                                                              March 28, 1998   March 29, 1997  March 30, 1996
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss) ................................................    $   6,167         $   (244)        $  9,033
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization ................................       20,019           23,729           18,957
       Amortization of other assets .................................        4,743            5,343            5,488
       Increase (decrease) in deferred income taxes .................        3,691           (1,724)             219
       Debt extinguishment costs ....................................        3,278               --               --
       Changes in operating assets and liabilities:
         Accounts receivable ........................................       (1,681)          (1,844)          (5,673)
         Inventories ................................................      (10,565)           1,484           (7,338)
         Prepaid expenses and recoverable income taxes ..............       (2,041)          (1,178)             916
         Accounts payable and accrued expenses ......................        8,828            5,895            5,148
       Other operating activities ...................................         (673)           1,085            1,432
                                                                         ---------         --------         --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES ....................       31,766           32,546           28,182

INVESTING ACTIVITIES
   Acquisition of property, equipment and land held for expansion ...      (42,450)         (33,594)         (22,736)
   Disposition of property, equipment and land held for expansion ...        7,653            1,673              959
   Other investing activities .......................................       (9,987)          (3,400)          (4,397)
                                                                         ---------         --------         --------
       NET CASH USED FOR INVESTING ACTIVITIES .......................      (44,784)         (35,321)         (26,174)

FINANCING ACTIVITIES
   Proceeds (repayments) of short-term borrowings ...................      (10,755)          (4,245)           8,000
   Proceeds of long-term borrowings .................................      172,000           47,580           68,200
   Payments of long-term debt and capital lease obligations .........     (112,183)         (37,141)         (76,357)
   Debt acquisition costs ...........................................       (5,918)              --               --
   Debt extinguishment costs ........................................       (3,278)              --               --
   Purchase of Class A and Class B Common Stock for treasury ........       (3,189)             (28)            (696)
   Cash dividends paid ..............................................       (3,715)          (3,697)          (3,699)
   Stock options exercised ..........................................        1,073               --               --
   Other financing activities .......................................           --               13               --
                                                                         ---------         --------         --------
       NET CASH PROVIDED BY (USED FOR)
            FINANCING ACTIVITIES ....................................       34,035            2,482           (4,552)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS .........................       21,017             (293)          (2,544)
Cash and equivalents at beginning of year ...........................       12,529           12,822           15,366
                                                                         ---------         --------         --------
CASH AND EQUIVALENTS AT END OF YEAR .................................    $  33,546         $ 12,529         $ 12,822
                                                                         =========         ========         ========





--------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts or as otherwise noted)


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES
Significant accounting policies followed in preparation of the consolidated financial statements are:

FISCAL YEAR
The Company's fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to "1998", "1997" and "1996" relate to the fiscal years ended March 28, 1998, March 29, 1997, and March 30, 1996, respectively.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Marsh Supermarkets, Inc. and all majority-owned subsidiaries ("the Company"). Investments in partnerships are accounted for by the equity method. Significant intercompany accounts and transactions have been eliminated. The Company is principally involved in a single significant business segment: the distribution and retail sale of food and related products through supermarkets, convenience stores and food services.

CASH AND EQUIVALENTS
Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. The carrying amount approximates fair value of these assets.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for the principal components of inventories, and by the first-in, first-out ("FIFO") method for the remainder (see Note B).

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, including a provision for capitalized interest. For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the assets. For income tax purposes, accelerated methods and statutory lives are used to compute depreciation.

CAPITALIZED LEASE PROPERTY
Capitalized lease assets are amortized using the straight-line method over the term of the lease, or in accordance with practices established for similar owned assets if ownership transfers to the Company at the end of the lease term. Amortization is included with depreciation expense.

INCOME TAXES
Deferred tax assets and liabilities result from differences between financial reporting and tax bases of assets and liabilities, measured using enacted tax rates and laws expected to be in effect when the differences reverse.

EXCISE TAXES
Sales and cost of merchandise sold include state and federal excise taxes on tobacco, gasoline and alcohol products of approximately $100 million, $97 million and $91 million in 1998, 1997 and 1996, respectively.

ADVERTISING COSTS
Advertising communication costs are expensed in the period incurred and production costs are expensed the first time the advertising is distributed. Advertising expenses in the amounts of $16.4 million, $16.0 million, and $16.6 million were recorded for 1998, 1997 and 1996, respectively.

COST OF OPENING STORES
Non-capital expenditures associated with opening new stores are expensed as incurred.

RECLASSIFICATIONS
Certain items in the 1997 and 1996 consolidated financial statements were reclassified to conform with the 1998 presentation.

USE OF ESTIMATES
Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include allowances for doubtful accounts, provisions for self-insurance losses and income taxes. Actual results could differ from those estimates.

ACCOUNTING CHANGES
Accounting for the Impairment of Long-Lived Assets
The Company adopted FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of 1997. The Statement establishes accounting standards for recognizing and measuring impairment of long-lived assets, and requires reducing the carrying amount of any impaired assets to fair value. Adoption of FAS 121 resulted in a charge to earnings of $4.6 million, net of tax, primarily related to the adjustment of building and equipment carrying costs and leases of eight supermarkets and 12 convenience stores. The Company estimated fair value based on its experience in the acquisition and disposal of similar assets. The charge was reflected in income as follows: $2.6 million ($1.6 million net of tax) in selling, general and administrative expenses, and $4.9 million ($3.0 million net of tax) in depreciation and amortization. The Company continues to expect prospective earnings to improve approximately $0.9 million annually ($0.6 million after tax, or $.06 per diluted share) as a result of adopting FAS 121.

Recent Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), and Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" (FAS 131). Both statements are effective for the Company in 1999. FAS 130 requires separate reporting of certain items already disclosed by the Company. FAS 131 establishes requirements for reporting information about operating segments in annual and interim reports. FAS 131 may require a change in the Company's financial reporting, however, the extent of the change, if any, has not been determined.

ENVIRONMENTAL LIABILITIES
The Company recognizes environmental liabilities when environmental assessments indicate remedial efforts are required and the costs can be reasonably estimated. Estimates of liability are based on all currently known facts, prior remediation experience, existing technology, and presently enacted federal and state statutes, ordinances and regulations concerning the storage and dispensing of petroleum products. These estimated liabilities are subject to revision in future periods as actual costs and new information becomes known. The liabilities are recorded in the balance sheet at their undiscounted amounts, and do not consider any potential recovery the Company may receive from either the Indiana Underground Storage Tank Excess Liability fund, which reimburses owners and operators of underground storage tanks ("USTs") for approved costs incurred in connection with the remediation of soil and groundwater contamination, or from third parties that may be responsible for all or part of the contamination.

Current environmental laws and regulations require the removal or abandonment of USTs at 19 Village Pantry locations by December 1998. Earlier removal or abandonment is required in the event any UST fails any leak detection test, which the Company performs at least annually. All USTs at these locations passed the most recent leak detection tests in calendar 1997, which results were consistent with data from the Company's established petroleum product inventory control program.

The Company is aware of the existence of petroleum contamination at 23 Village Pantry locations and has commenced remediation at each of these sites. The Company currently estimates the maximum aggregate cost to be incurred in connection with compliance with existing environmental laws and regulations applicable to USTs will not exceed approximately $0.9 million and has charged this amount to earnings.

NOTE B -- INVENTORIES
Inventories valued by the LIFO method represented approximately 75% and 76% of consolidated inventories at March 28, 1998 and March 29, 1997, respectively. Current inventory cost exceeded the carrying amount of LIFO inventories by $15.1 million at March 28, 1998, and $17.6 million at March 29, 1997.

NOTE C -- DEBT ARRANGEMENTS

Long-term debt consisted of the following:

                                                  1998              1997
                                               ---------         ---------
8 7/8% Senior Subordinated Notes .........     $ 150,000         $      --
  Less discount ..........................        (1,144)               --
Notes payable to insurance companies:
      8.54% Senior Notes, unsecured ......            --            35,000
      8.13% Senior Notes, unsecured ......            --            10,909
      9.48% Senior Notes, unsecured ......            --            17,500
     10.05% notes ........................        18,116            18,897
      9.05% notes ........................        18,882            19,630
7% convertible subordinated debentures ...        19,909            19,909
Revolving credit agreements ..............            --            20,000
Other ....................................         2,391             5,661
Less current maturities ..................        (2,150)           (6,242)
                                               ---------         ---------
                                               $ 206,004         $ 141,264
                                               =========         =========

The 8 7/8% Senior Subordinated Notes were issued in August 1997. Proceeds from the issuance were used to prepay the 8.54%, 8.13% and 9.48% senior notes and related prepayment penalties, and amounts outstanding under existing revolving credit agreements. Interest is payable semi-annually and the principal matures in August 2007. The discounted effective interest rate is 9.0%.

The 10.05% notes are payable in monthly installments (principal and interest) of $220,000 through 2009.

The 9.05% notes are payable in quarterly installments (principal and interest) of $625,000 through 2011. In 2000, the Company or lender may initiate an interest rate renegotiation or require retirement of the notes.

The 7% convertible subordinated debentures mature February 15, 2003. They are convertible, at the holder's option at any time, into Class B Common Stock at a conversion price of $15.50 per share. They are redeemable, at the Company's option, at declining prices which started at 103.5% of the principal amount in 1996. The debentures are subordinate to all present and future senior indebtedness.

A portion of the proceeds from the issuance of the 8 7/8% Senior Subordinated Notes was used to repay $60.9 million in principal amount of senior unsecured indebtedness and $5.0 million in related prepayment penalties. The prepayment penalties, plus $0.2 million in unamortized debt acquisition costs, were charged to income as an extraordinary item during the second quarter of 1998. The after tax charge of $3.3 million represents $.34 per diluted share.

Land and buildings with a net carrying amount of approximately $39.0 million are pledged as collateral to the 10.05% notes and the 9.05% notes. Subsequent to March 28, 1998, a lender released the Company's guarantee of a $1.5 million portion of two mortgages for a 25% owned, unconsolidated subsidiary.

At March 28, 1998, the fair market value of the Company's long-term debt was approximately $217.5 million. The fair market value was estimated using quoted market rates for publicly traded debt and current incremental borrowing rates for non-public debt.

Several of the loan agreements require maintenance of minimum working capital and limit cash dividends, repurchases of common stock, future indebtedness, lease obligations, investments, and disposition of assets. Under the most restrictive covenant, the amount available for payment of dividends and purchases of treasury shares was approximately $5 million at March 28, 1998.

The Company's revolving credit agreements permit borrowings up to $50 million. Interest is based on various money market rates selected by the Company at the time of borrowing. The Company pays commitment fees of from 0.15% to 0.25% on unused amounts. No amounts were borrowed at March 28, 1998.

The Company has commitments from various banks for short-term borrowings of up to $20 million at rates at or below the prime rates of the committed banks. At March 29, 1997, $11.0 million was utilized, at an average rate of 6.2%. No amounts were borrowed at March 28, 1998.

Aggregate principal payments of long-term debt outstanding at March 28, 1998 for the succeeding five years and thereafter are:

           1999 ........................      $  2,150
           2000 ........................         2,225
           2001 ........................         2,209
           2002 ........................         2,426
           2003 ........................         2,675
           Thereafter ..................       196,469

Interest expense consisted of:

                                    1998          1997            1996
                                  -------        -------        -------
Long-term debt .................  $16,802        $12,141        $12,016
Capital lease obligations ......      543            641            991
Other ..........................      400            248             80
                                  -------        -------        -------
Total interest expense .........  $17,745        $13,030        $13,087
                                  =======        =======        =======

Interest capitalized ...........  $   413        $   528        $   714
                                  =======        =======        =======

Cash payments for interest .....  $17,004        $13,511        $13,632
                                  =======        =======        =======

NOTE D - GUARANTOR SUBSIDIARIES
Other than three inconsequential subsidiaries, all of the Company's subsidiaries (the "Guarantors") have guaranteed on a joint and several basis the Company's obligations under the $150.0 million 8 7/8% Senior Subordinated Notes. The Guarantors are 100% wholly-owned subsidiaries of the Company. The Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than three inconsequential subsidiaries). The Company has not presented separate financial statements and other disclosures concerning each Guarantor because management has determined that such information is not material to investors.

Summarized combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) for 1998, 1997 and 1996 for the Guarantors is set forth below:

                                1998            1997
                              --------        --------
Current assets ...........    $164,316        $132,964
Current liabilities ......     104,486         110,892
Noncurrent assets ........     244,400         216,590
Noncurrent liabilities ...      49,188          45,152

                                1998             1997              1996
                            ----------        ----------        ----------
Total revenues ..........   $1,498,045        $1,445,870        $1,383,720
Gross profit ............      365,749           349,284           336,527
Income before
  extraordinary item ....       10,549               534             9,285
Net income ..............        7,271               534             9,285

NOTE E -- LEASES
Of the Company's 270 retail stores, 108 are leased under commercial lease agreements providing for initial terms generally from 15 to 20 years with options to extend the initial terms up to an additional 20 years. The Company also leases a portion of its transportation and store equipment for periods from three to eight years plus renewal and purchase options.

Capitalized lease property consisted of store facilities having a net carrying cost of $5.6 million at March 28, 1998 and $3.1 million at March 29, 1997.

Future minimum lease payments for capital and operating leases with terms in excess of one year, and the present value of capital lease obligations, at March 28, 1998, were as follows:

                                                    Capital    Operating
                                                    Leases      Leases
                                                    ------     -------
1999...........................................    $ 1,220     $17,647
2000...........................................      1,332      14,199
2001...........................................      1,152      11,113
2002...........................................        912       7,553
2003...........................................        912       4,990
Later years....................................      6,840      11,102
                                                   -------     -------
                                                    12,368     $66,604
                                                               =======
Less:
   Estimated executory costs...................         42
   Amounts representing interest...............      5,213
                                                   -------
Present value of net minimum
   lease payments..............................    $ 7,113
                                                   =======

Minimum annual lease payments will be reduced by $4.6 million from future sublease rentals due over the term of the subleases.

Rental expense consisted of:

                                1998             1997            1996
                              --------         --------         --------
Minimum rentals .........     $ 20,900         $ 21,719         $ 22,017
Contingent rentals ......          125              151              147
Sublease rental income ..       (1,895)          (1,715)          (2,217)
                              --------         --------         --------
                              $ 19,130         $ 20,155         $ 19,947
                              ========         ========         ========


NOTE F -- RETIREMENT PLANS
Historically, the Company provided a qualified defined benefit pension plan covering the majority of its non-union employees and an unfunded supplemental retirement plan for corporate officers designated by the Board of Directors. The benefit formula under the qualified plan is based upon years of service and the highest consecutive four years of earnings during the last ten years worked. The benefits under both plans are similar; however, the supplemental plan takes into consideration compensation in excess of amounts that can be recognized under the qualified plan.

On December 31, 1996, the Company froze benefit accruals under its qualified defined benefit pension plan and concurrently amended one of the Company's defined contribution savings plans to permit discretionary Company contributions. As a result of freezing the pension plan, the Company recorded a pretax net pension curtailment loss of $2.4 million in the first quarter of 1997, in addition to the $1.8 million net pension expense reported for 1997.

The Company's funding policy with regard to the qualified defined benefit pension plan is consistent with federal laws and regulations. The Company contributed $1.0 million and $2.2 million to the plan in 1998 and 1997, respectively. Plan assets consist principally of listed stocks, corporate and government notes and bonds, and 92,675 shares each of Class A and Class B Common Stock of the Company. At March 28, 1998, the Company's Common Stock in the qualified plan had a market value of $2.9 million. The supplemental plan is unfunded. The actuarial present value of the projected benefit obligation under the supplemental plan was $5.5 million and $4.9 million at March 28, 1998 and March 29, 1997, respectively.

The funded status of the plans and amounts recognized in the consolidated balance sheets were as follows:

                                              1998              1997
                                             --------         --------
Actuarial present value of obligations:
   Vested benefits .......................   $ 44,124         $ 38,962
   Nonvested benefits ....................      2,993            2,083
                                             --------         --------
Accumulated benefit obligation ...........     47,117           41,045
Effect of future salary increases ........      2,334            2,016
                                             --------         --------
Projected benefit obligation .............     49,451           43,061
Plan assets at fair value ................     46,324           38,649
                                             --------         --------
   Funded status .........................     (3,127)          (4,412)
Unrecognized net gain from past
  experience different from assumed ......     (1,008)            (637)
Unrecognized net obligation
   at adoption ...........................         52               89
Unrecognized prior service cost ..........      1,106            1,238
                                             --------         --------
Accrued pension cost .....................   $ (2,977)        $ (3,722)
                                             ========         ========


The components of net pension expense included:

                                                     1998           1997            1996
                                                   -------         -------         -------
Service cost of benefits earned ..............     $   192         $ 1,510         $ 1,784
Interest on projected benefit
  obligation .................................       3,312           3,267           3,154
Actual return on plan assets .................      (8,515)         (3,590)         (5,161)
Net amortization and deferral ................       5,253             606           2,703
                                                   -------         -------         -------
Net pension expense...........................     $   242         $ 1,793         $ 2,480
                                                   =======         =======         =======

The following actuarial assumptions were used to compute net pension expense and funded status of the plans:

                                         1998         1997         1996
                                         ----         ----         ----
Discount rate ......................     7.00%        8.00%        7.65%
Rate of increase in compensation ...     3.50         3.50         3.50
Expected long-term rate of return
   on assets .......................     9.00         9.00         9.00

The 1.00% change in discount rate increased the projected benefit obligation at March 28, 1998 by approximately $5.2 million.

The Company participates in a multi-employer plan that provides defined benefits to its union employees. The Company expense for this plan amounted to $0.7 million in both 1998 and 1997, and $0.6 million in 1996.

The Company provides two defined contribution savings plans. These plans allow 401(k) contributions covering employees who work a minimum of 1,000 hours per year, are age 21 or older and elect to participate. The plans provide the opportunity for additional financial security during retirement by offering employees an incentive to make tax advantaged contributions to a savings plan. The Company expense for these plans was $3.4 million in 1998, $1.3 million in 1997 and $1.3 million in 1996. The $2.1 million increase in 1998 is the estimated Company discretionary contribution to the plan amended concurrent with the December 1996 benefit freeze under the defined benefit plan.

NOTE G  -- POSTRETIREMENT HEALTH BENEFITS
The Company provides certain post retirement health care benefits for its non-union retirees and their eligible spouses. The plans are contributory with retiree contributions adjusted annually and certain other cost sharing features, such as deductibles and co-insurance. Eligibility for these benefits is generally limited to retirees, who are at least age 55 and less than age 65, with ten or more years of vested service. Optional spousal coverage continues for the lesser of five years after retirement or until the spouse reaches age
65. Benefits generally cease after reaching age 65, at which time the retiree or spouse is generally eligible for Medicare.

The amounts recognized in the consolidated balance sheets for the Company's contributory defined benefit postretirement plans were as follows:

                                                     1998          1997
                                                    ------        ------
Accumulated participants benefit obligation:
   Current retirees ............................    $  622        $  534
   Fully eligible active plan participants .....     1,051           915
   Other active plan participants ..............     1,066           810
                                                    ------        ------
     Total benefit obligation ..................     2,739         2,259
Unrecognized gain ..............................       717         1,144
                                                    ------        ------
Accrued postretirement benefit cost ............    $3,456        $3,403
                                                    ======        ======

Net postretirement benefit expense included:

                                      1998          1997         1996
                                     -----         -----         -----
Service cost of benefits earned
  during the year ................   $ 215         $ 215           185
Interest cost on projected
  benefit obligation .............     169           161           167
Net amortization and deferral ....     (89)          (73)          (68)
                                     -----         -----         -----
                                     $ 295         $ 303         $ 284
                                     =====         =====         =====

For measurement purposes, the weighted average discount rate used in determining the accumulated postretirement benefit obligation and related expense was 7.00% for 1998, 8.00% for 1997 and 7.65% for 1996. The Company's assumed healthcare cost trend rate is 11.00% for 1999, decreasing gradually to 6.00% by 2013, and thereafter. If these trend rates increased by one percentage point each year, the accumulated postretirement benefit obligation and expense would have increased by approximately 9.00% and 11.00%, respectively.

NOTE H -- INCOME TAXES
The following are components of deferred tax assets and liabilities:

                                              1998             1997
                                            --------         --------
Deferred tax assets:
   Compensation and benefit accruals ..     $  3,565         $  3,406
   Self insurance reserves ............        1,967            2,593
   Other ..............................        2,873            2,757
                                            --------         --------
      Total deferred tax assets .......        8,405            8,756
Deferred tax liabilities:
   Property and equipment, including
      leased property .................      (14,764)         (12,330)
   Inventory ..........................       (2,531)          (3,023)
   Other ..............................       (2,016)            (617)
                                            --------         --------
      Total deferred tax liabilities ..      (19,311)         (15,970)
                                            --------         --------
Net deferred tax liability ............     $(10,906)        $ (7,214)
                                            ========         ========

Income tax expense (credit) consisted of the following:

                            1998           1997            1996
                          -------         -------         -------
Current  - Federal ....   $  (230)        $   526         $ 4,209
           State ......       189             445             887
Deferred - Federal ....     4,431            (849)            158
           State ......      (739)           (127)             (3)
                          -------         -------         -------
                          $ 3,651         $    (5)        $ 5,251
                          =======         =======         =======

Cash payments .........   $ 1,340         $ 1,807         $ 5,428
                          =======         =======         =======

A reconciliation of income tax expense (credit) is as follows:

                                             1998          1997           1996
                                           -------         -----         -------
Federal statutory tax rate ............    $ 4,584         $ (96)        $ 4,999
State and local, net of federal tax ...       (357)          206             575
Other .................................       (576)         (115)           (323)
                                           -------         -----         -------
Total income tax expense (credit) .....    $ 3,651         $  (5)        $ 5,251
                                           =======         =====         =======

NOTE I - EARNINGS PER SHARE
In 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings per Share". FAS 128 simplifies the standards for computing earnings per share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts presented on the income statement conform to
FAS 128.

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share (amounts in thousands):

                                             1998            1997          1996
                                           -------         -------         ------
Numerator for basic EPS -
  net income (loss) ...................    $ 6,167         $  (244)        $9,033
Effect of convertible debentures ......        999              --            882
                                           -------         -------         ------
Numerator for diluted EPS - income
 (loss) after assumed conversions .....    $ 7,166         $  (244)        $9,915
                                           =======         =======         ======

Weighted average shares outstanding ...      8,438           8,395          8,403
  Non-vested restricted shares ........        (80)             --             --
                                           -------         -------         ------
Denominator for basic EPS .............      8,358           8,395          8,403
Effect of dilutive securities:
  Employee stock options ..............        117              37             37
  Convertible debentures ..............      1,290              --          1,290
                                           -------         -------         ------
Denominator for diluted EPS -
  adjusted weighted average shares ....      9,765           8,432          9,730
                                           =======         =======         ======

Convertible debentures were not included in the computation of 1997 earnings per share because the effect would be antidilutive.

NOTE J -- SHAREHOLDERS' EQUITY AND EMPLOYEE STOCK PLANS

COMMON STOCK
Class A Common Stock has one vote per share; Class B Common Stock is non-voting except with respect to certain matters affecting the rights and preferences of that class. Each class is entitled to equal per share dividends and consideration in any merger, consolidation or liquidation of the Company. A person who, subsequent to May 15, 1991, acquires 10% or more of outstanding Class A Common Stock without acquiring a like percentage of Class B Common Stock must make a public tender offer to acquire additional Class B Common Stock. Failure to do so results in suspension of the voting rights of the Class A Common Stock held by such person.

STOCK OPTION PLANS AND SHARES RESERVED
The 1991 Employee Stock Incentive Plan (as amended in May 1995) reserves 750,000 shares of common stock, in any combination of Class A and Class B, for the grant of stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and/or other stock-based awards. Grants of options made under this plan are non-qualified. Substantially all grants were at the market value of the underlying common stock at date of grant. They become exercisable pro-rata over a four year period beginning one year from date of grant and expire 10 years from date of grant.

Grants made prior to 1992 were under the 1987 Stock Option Plan at prices equal to 85% of market value of the underlying common stock at the date of grant. They are exercisable pro-rata over a four year period and expire 10 years from date of grant. The 1987 plan authorized 375,000 shares for grants of options; no further grants may be made under the 1987 Plan.

At the 1992 Annual Meeting, shareholders approved the 1992 Stock Option Plan for Outside Directors under which 50,000 shares of Class B Common Stock were reserved for the grant of stock options and restricted stock to non-employee directors. Options are granted upon election of each of the directors by the shareholders at the market value of the underlying common stock at date of grant. The options become exercisable and restrictions lapse in equal installments, on the date of each of the two Annual Meetings following the date of grant and expire 10 years from date of grant. Additionally, 3,500 shares of restricted stock have been issued to outside directors upon their first election as a director.

A summary of the Company's stock option activity follows (price is weighted average; options are in thousands):

                                     Class A shares             Class B shares
                                     -------------------        ------------------
                                     Price       Options        Price       Options
                                     -----       -------        -----       -------
Outstanding at April 1, 1995 ...     $12.71         163         $12.10         458
Granted ........................      13.50         355          12.25           5
                                                    ---                        ---
Outstanding at March 30, 1996 ..      13.26         518          12.10         463
Granted ........................      13.50          10          10.50           4
Exercised ......................         --          --           9.50          (2)
Forfeited ......................      12.86         (33)         12.73         (53)
                                                    ---                        ---
Outstanding at March 29, 1997 ..      13.28         495          12.01         412
Granted ........................         --          --          14.75           2
Exercised ......................      10.91         (35)         10.40         (54)
Forfeited ......................      13.50         (18)         11.35          (3)
                                                    ---                        ---
Outstanding at March 28, 1998 ..     $13.46         442         $12.27         357
                                                    ===                        ===

Related stock option information is as follows (options are in thousands):

                                        1998           1997           1996
                                       -------        -------        -------
Exercisable at the end of the year
    Class A shares .................       272            227            163
    Class B shares .................       328            345            361
Weighted average exercise price
    Class A shares .................   $ 13.44        $ 13.03        $ 12.71
    Class B shares .................     12.48          12.47          12.79
Weighted average exercise price
    of options granted during
       the year
    Class A shares .................   $    --        $ 13.50        $ 13.50
    Class B shares .................     14.75          10.50          12.25

At March 28, 1998, the range of option exercise prices for Class A shares was $12.75 to $13.81 and for Class B shares was $9.50 to $15.50 and the weighted-average remaining contractual life of those options for Class A and Class B shares was 6.2 years and 4.0 years, respectively.

The Company has adopted the disclosure only provisions of FAS 123, "Accounting for Stock Based Compensation". In accordance with the provisions of FAS 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price of the options granted is equal to the market price of the underlying common stock at the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, net income would have been reduced by $234,000 in 1998, $201,000 in 1997 and $79,000 in 1996. Earnings per share would have been reduced by $.03 in 1998, $.02 in 1997 and $.01 in 1996. Diluted earnings per share would have been reduced $.02 in 1998 and 1997, and $.01 in 1996. The fair value of options granted were estimated using a Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996; a risk-free interest rate of 6.8%; dividend yield of 3.3%, a volatility factor of the expected market price of the Company's common stock of .26; and a weighted-average expected life of the options of nine years. Because the Company's employee stock options have characteristics significantly different from those typically valued using the Black-Scholes option pricing model, and changes in the subjective input assumptions can materially affect the fair market estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company presently holds notes receivable totaling $332,000 from three employees of the Company. The notes arose when the Company loaned the employees money to exercise stock options under the 1987 plan and an expired 1980 plan. The notes under the 1980 plan bear interest at 6% per annum, are due on May 28, 2000, and are collateralized by the shares. The amount of the receivable is shown on the balance sheet as a reduction of equity.

In September 1997, 150,750 shares of restricted Class A Common Stock were granted under the 1991 Employee Stock Incentive Plan to certain key employees. The shares will vest ratably on each of the first four anniversaries of the date of grant and are subject to restrictions on their sale or transfer.

As of March 28, 1998, a total of 1,290,323 shares of Class B Common Stock is reserved for conversion of debentures, 4,425 shares in any combination of Class A and Class B are reserved for future awards under the 1991 Plan, and 27,000 shares of Class B are reserved under the Stock Option Plan for Outside Directors.

CHANGES IN SHARES OUTSTANDING
Changes in shares issued and treasury shares during the three years ended March 28, 1998, were as follows:

Issued shares:                             Class A             Class B
--------------                             ---------           ---------
Balance at March 30, 1996, March 29,
  1997 and March 28, 1998 ..............    4,695,253          5,265,158

Treasury shares:
----------------
Balance at April 1, 1995 ...............      817,530            728,494
  Acquisition of shares ................       27,025             35,225
  Issuance of shares -
   Martz & Associates acquisition ......           --            (43,416)
                                           ----------         ----------
Balance at March 30, 1996 ..............      844,555            720,303
  Acquisition of shares ................          107              2,283
  Stock options exercised ..............           --             (1,500)
  Restricted stock grant ...............           --               (500)
                                           ----------         ----------
Balance at March 29, 1997 ..............      844,662            720,586
  Acquisition of shares ................       91,604            113,546
  Stock options exercised ..............      (34,650)           (54,075)
  Restricted stock grant ...............     (150,750)                --
                                           ----------         ----------
Balance at March 28,1998 ...............      750,866            780,057
                                           ----------         ----------
Net outstanding at March 28, 1998 ......    3,944,387          4,485,101
                                           ==========         ==========

SHAREHOLDER RIGHTS PLAN
Under the 1989 Shareholder Rights Plan, preferred stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each common share held. Each Right entitles a shareholder to buy one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company at an exercise price of $65. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of either class of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of either class of the Company's common stock. If any person becomes the beneficial owner of 20% or more of either class of the Company's common stock, or if a 20% or more shareholder engages in certain self-dealing transactions or a merger transaction with the Company in which the Company is the surviving corporation and its common shares are not changed or converted, then each Right not owned by such person or related parties will entitle its holder to purchase, at the Right's then-current exercise price, shares of common stock (or, in certain circumstances as determined by the Board, cash, property or other securities of the Company) having a value of twice the Right's exercise price.

In addition, if the Company is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, common shares of such other person having a value of twice the Right's exercise price.

The Company will generally be entitled to redeem the rights at $.01 per Right, at any time until the 15th day following public announcement that a 20% position has been acquired. The Rights expire on July 31, 1999.

NOTE K -- ACQUISITIONS
On January 1, 1995, the Company purchased the assets of Crystal Catering and its affiliated companies, the largest caterer in Indianapolis. The purchase price of $4.8 million included: (i) $2.4 million cash, (ii) a $1.4 million note payable to Crystal, and (iii) issuance of 97,810 shares of Class B Common Stock, valued at $1.0 million. Additionally, a $1.0 million adjustment earned based on the catering division achieving specified profitability levels for 1996, 1997 and 1998 was treated as a purchase price adjustment. Goodwill, resulting from this acquisition in the amount of $5.0 million, is being amortized using the straight-line method over a twenty year life.

On May 1, 1995, the Company purchased the assets of Martz & Associates Food Services, an Indianapolis vending and cafeteria management services firm. The purchase price included $1.0 million cash and 43,416 shares of Class B Common Stock, valued at $456,000. Goodwill resulting from this acquisition in the amount of $568,000 is being amortized using the straight-line method over a twenty year life.