Form 10-Q
period 1998-06-20
MARSH SUPERMARKETS INC
filed 1998-07-31
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 20, 1998

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


         Number of shares outstanding of each class of the registrant's common stock as of July 17, 1998:

                  Class A Common Stock  -         3,942,055  shares
                  Class B Common Stock  -         4,484,506  shares
                                                  ---------
                                                  8,426,561  shares
                                                  =========

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                            MARSH SUPERMARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                            12 Weeks Ended
                                                            --------------
                                                       June 20,        June 21,
                                                         1998            1997
                                                         ----            ----
Sales and other revenues                               $360,622        $343,924
Cost of merchandise sold, including
   warehousing and transportation                       271,213         260,147
                                                       --------        --------
Gross profit                                             89,409          83,777
Selling, general and administrative                      75,705          72,263
Depreciation and amortization                             4,897           4,376
                                                       --------        --------
Operating income                                          8,807           7,138
Interest and debt expense amortization                    4,284           3,063
                                                       --------        --------
Income before income taxes                                4,523           4,075
Income taxes                                              1,495           1,176
                                                       --------        --------
Net income                                             $  3,028        $  2,899
                                                       ========        ========

Earnings per common share                               $   .37         $   .35
                                                        =======         =======
Earnings per common share - assuming dilution           $   .34         $   .32
                                                         ======         =======
Dividends per share                                     $   .11         $   .11
                                                        =======         =======



See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                               June 20,      March 28,     June 21,
                                                                 1998          1998         1997
                                                                 ----          ----         ----
                                                             (Unaudited)     (Note A)    (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                                         $ 29,874      $ 33,546      $  9,802
  Accounts receivable                                            30,828        27,315        25,104
  Inventories, less LIFO reserve; June 20, 1998 - $15,144;
      March 28, 1998 - $15,084; June 21, 1997 - $17,652         100,004        98,828        94,456
  Prepaid expenses                                                3,837         4,477         5,217
  Recoverable income taxes                                          768         3,867           745
  Deferred income taxes                                              --            --           710
                                                               --------      --------      --------
      Total current assets                                      165,311       168,033       136,034
Property and equipment, less allowances for depreciation        254,754       248,795       230,783
Other assets                                                     50,791        43,211        30,578
                                                               --------      --------      --------
                                                               $470,856      $460,039      $397,395
                                                               ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                        $  5,300      $     --      $  9,500
  Accounts payable                                               64,721        60,503        55,075
  Accrued liabilities                                            46,030        45,294        39,246
  Current maturities of long-term liabilities                     2,612         2,806         6,842
                                                               --------      --------      --------
       Total current liabilities                                118,663       108,603       110,663

Long-term liabilities:
  Long-term debt                                                205,497       206,004       145,064
  Capital lease obligations                                       5,653         6,457         4,031
                                                               --------      --------      --------
      Total long-term liabilities                               211,150       212,461       149,095

Deferred items:
   Income taxes                                                  10,364        10,219         7,616
   Other                                                         12,586        12,677        12,623
                                                               --------      --------      --------
       Total deferred items                                      22,950        22,896        20,239

Shareholders' Equity:
  Common stock, Classes A and B (Note B)                         24,784        24,784        24,784
  Retained earnings                                             103,019       100,917       100,451
  Cost of common stock in treasury                               (7,487)       (7,268)       (7,511)
  Deferred cost - restricted stock                               (1,887)       (2,022)           --
  Notes receivable - stock options                                 (336)         (332)         (326)
                                                               --------      --------      --------
       Total shareholders' equity                               118,093       116,079       117,398
                                                               --------      --------      --------
                                                               $470,856      $460,039      $397,395
                                                               ========      ========      ========


See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    12 Weeks Ended
                                                                    --------------
                                                                  June 20,   June 21,
                                                                    1998       1997
                                                                    ----       ----
OPERATING ACTIVITIES
Net income                                                        $  3,028    $ 2,899
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                                     4,897      4,376
   Amortization of other assets                                      1,025      1,131
   Changes in operating assets and liabilities                       4,149     (7,583)
   Other                                                               155     (1,351)
                                                                  --------    -------
Net cash provided by (used for) operating activities                13,254       (528)

INVESTING ACTIVITIES
Net acquisition of property, equipment and land                    (16,341)    (2,420)
Other investing activities, principally deferred software costs     (3,233)    (1,009)
                                                                  --------    -------
Net cash used for investing activities                             (19,574)    (3,429)

FINANCING ACTIVITIES
Proceeds (repayments) of short-term borrowings                       5,300     (1,255)
Proceeds of long-term borrowings                                        --      8,000
Repayments of long-term debt and capital leases                     (1,505)    (4,589)
Purchase of shares for treasury                                       (225)       (23)
Cash dividends paid                                                   (927)      (922)
Other financing activities                                               5         19
                                                                  ---------   -------
Net cash provided by financing activities                            2,648      1,230

Net decrease in cash and equivalents                                (3,672)    (2,727)
Cash and equivalents at beginning of period                         33,546     12,529
                                                                  --------    -------
Cash and equivalents at end of period                             $ 29,874    $ 9,802
                                                                  ========    =======


See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (In thousands except per share amounts or as otherwise noted)


JUNE 20, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. This report should be read in conjunction with the Company's Consolidated Financial Statements for the year ended March 28, 1998. The balance sheet at March 28, 1998, has been derived from the audited financial statements at that date.

The Company's fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to "1999" and "1998" relate to the fiscal years ending March 27, 1999 and March 28, 1998, respectively.

The condensed consolidated financial statements for the twelve week periods ended June 20, 1998 and June 21, 1997, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a condensed basis, the financial position, results of operations and cash flows for the periods presented.

Operating results for the twelve week period ended June 20, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 27, 1999.

NOTE B -- COMMON STOCK
Class A Common Stock and Class B Common Stock each have 15 million shares authorized. On June 20, 1998, March 28, 1998 and June 21, 1997, there were 3,930,345, 3,944,387 and 3,849,297 shares of Class A Common Stock outstanding and 4,485,081, 4,485,101 and 4,544,232 shares of Class B Common Stock outstanding, respectively.

In November 1997, the Company authorized an increase in its previously announced stock repurchase plan from $4.0 million to $6.0 million. Through June 20, 1998, the Company has repurchased 410,000 shares of common stock at an aggregate cost of $5.5 million. The Company intends to purchase from time to time additional shares of common stock at prices up to $17 per share. The number of additional shares that could be purchased represents approximately 5.2% of the currently outstanding common stock.

NOTE C - RESTRICTED STOCK
In September 1997, 150,750 shares of Class A Common Stock were granted under the 1991 Employee Stock Incentive Plan to certain key employees. The shares will vest ratably on each of the first four anniversaries of the date of grant and are subject to restrictions on their sale or transfer.

NOTE D - LONG-TERM DEBT AND GUARANTOR SUBSIDIARIES
In August 1997, the Company sold $150.0 million of 8 7/8% Senior Subordinated Notes in a private offering under Rule 144A of the Securities Act of 1933. The proceeds were used to repay senior unsecured indebtedness and related prepayment fees, all borrowings outstanding under revolving credit agreements and all borrowings outstanding under notes payable to banks, with $42.2 million of net proceeds remaining for general corporate purposes. Subsequent to the offering, the Company and guarantor subsidiaries filed a registration statement on Form S-4 to enable the Company to offer to exchange its 8 7/8% Senior Subordinated Notes, Series B (the "Exchange Notes" and, together with the 144A Notes, the "Notes") for all outstanding 144A Notes.

Other than three inconsequential subsidiaries, all of the Company's subsidiaries (the "Guarantors") have fully and unconditionally guaranteed on a joint and several basis the Company's obligations under the Notes. The Guarantors are 100% wholly-owned subsidiaries of the Company. The Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than three inconsequential subsidiaries). The Company has not presented separate financial statements and other disclosures concerning each Guarantor because management believes that such information is not material to investors.

Summarized combined financial information (in accordance with rule 1-02(bb) of Regulation S-X) for the Guarantors is set forth below:

                                  June 20,         March 28,         June 21,
                                    1998             1998              1997
                                    ----             ----              ----
Current assets                    $161,528          $164,316         $135,792
Current liabilities                109,761           104,486          108,797
Noncurrent assets                  257,368           244,400          216,194
Noncurrent liabilities              38,182            49,188          130,924

                                                  12 Weeks Ended
                                                  --------------
                                             June 20,        June 21,
                                               1998            1997
                                               ----            ----
Total revenues                                $359,311       $342,576
Gross profit                                    88,098         82,429
Net income                                       3,180          3,331

NOTE E -- INCOME TAXES
During 1997, the Company implemented a corporate restructuring pursuant to which the Company's retail operations were organized as wholly-owned limited liability companies and their intellectual property was transferred to a passive investment company. As a result of the restructuring, the prior year effective tax rate was significantly lower than the statutory rate due to the reversal of a portion of deferred tax accruals.

NOTE G - EARNINGS PER SHARE
In 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings per Share". FAS 128 simplifies the standards for computing earnings per share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for the twelve weeks ended June 21, 1997 presented on the income statement have been restated to conform to FAS 128.

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share (amounts in thousands):

                                                  12 Weeks Ended
                                                  --------------
                                             June 20,         June 21,
                                               1998             1997
                                               ----             ----
Numerator for basic EPS - net income          $3,028           $2,899
Effect of convertible debentures                 216              229
                                              ------           ------
Numerator for diluted EPS - income
  after assumed conversions                   $3,244           $3,128
                                              ======           ======

Weighted average shares outstanding            8,421            8,395
  Non-vested restricted shares                  (151)              --
                                              ------           ------
Denominator for basic EPS                      8,270            8,395
Effect of dilutive securities:
  Employee stock options                         106               50
  Convertible debentures                       1,290            1,290
                                              ------           ------
Denominator for diluted EPS -
  adjusted weighted average shares             9,666            9,735
                                              ======           ======


NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), and Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" (FAS 131). FAS 130 requires separate reporting of certain items already disclosed by the Company. FAS 131 establishes requirements for reporting information about operating segments in annual and interim reports and is effective for the Company in 1999, but need not be applied to interim financial statements in the initial year of application. FAS 131 may require a change in the Company's financial reporting; however, the extent of the change, if any, has not been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion, and a number of factors could adversely affect future results, liquidity and capital resources. These factors include softness in the general retail food industry, the entry of new competitive stores in the Company's market, the stability of distribution incentives from suppliers, the level of discounting by competitors, the timely and on-budget completion of store construction, expansion, conversion and remodeling, uncertainties relating to tobacco and environmental regulations, the ability of the Company and significant third parties with whom it does business to effect conversions to new technological systems, including being Year 2000 compliant, and the level of margins achievable in the Company's operating divisions and their ability to minimize operating expenses. Although management believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

                                                First Quarter
                                            ----------------------
                                            Percentage of Revenues
                                            ----------------------   Percentage
                                              1998         1997        Change
                                              ----         ----        ------
Sales and other revenues                     100.0%       100.0%         4.9%
Gross profit                                  24.8%        24.4%         6.7%
Selling, general and administrative           21.0%        21.0%         4.8%
Depreciation and amortization                  1.4%         1.3%        11.9%
Operating income                               2.4%         2.1%        23.4%
Interest and debt expense amortization         1.2%         0.9%        39.9%
Income taxes                                   0.4%         0.3%        27.1%
Net income                                     0.8%         0.8%         4.4%


SALES AND OTHER REVENUES
In the first quarter of 1999, consolidated sales and other revenues of $360.6 million increased $16.7 million, or 4.9%, compared to the first quarter of 1998. The first quarter of 1999 included an Easter holiday, while no Easter holiday occurred in the first quarter of 1998. Supermarket revenues increased $8.7 million and convenience wholesale (CSDC) revenues increased $8.9 million, while Crystal Food Services revenues decreased $0.3 million and Village Pantry revenues decreased $1.6 million. Retail sales (excluding fuel sales) increased 3.4% for the quarter. Sales in comparable supermarkets and convenience stores (including replacement stores and format conversions) increased 3.3% from the first quarter of 1998. The increase in supermarket revenues was attributable to comparable store sales increases. The increase in CSDC revenues was attributable to higher cigarette manufacturer prices passed on to customers. The decrease in Village Pantry revenues was primarily due to lower retail fuel prices.

GROSS PROFIT
Gross profit is calculated net of warehousing, transportation, and promotional expenses. In the first quarter of 1999, consolidated gross profit increased $5.6 million, or 6.7%, to $89.4 million from $83.8 million for the year earlier quarter as a result of both increased sales and improved gross profit percentages. As a percentage of revenues, gross profit increased 0.4% to 24.8%. Gross profit as a percentage of revenues increased in all divisions. Gross profit increased in supermarkets, CSDC and Crystal Food Services, but declined slightly in Village Pantry due to lower fuel margins and the current quarter store closings.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the first quarter of 1999, selling, general and administrative expenses (SG&A) increased $3.4 million, or 4.8%, to $75.7 million from $72.3 million for the comparable quarter of 1998. As a percentage of revenues, SG&A expenses were 21.0% in both quarters. The increased expenses were primarily attributable to a $2.0 million increase in wage costs, a $0.3 million increase in advertising, a $0.5 million increase in store occupancy costs and a $0.4 million increase in other store operating costs. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, increased 3.5% due to wage rate increases and increased labor hours resulting from same store sales gains.

DEPRECIATION AND AMORTIZATION EXPENSE
Depreciation and amortization expense for the first quarter of 1999 was $4.9 million, compared to $4.4 million for the year earlier quarter. As a percentage of revenues, depreciation and amortization expense was 1.4% for the first quarter of 1999, compared to 1.3% for the first quarter of 1998.

OPERATING INCOME
Operating income (income from continuing operations before interest and taxes) increased $1.7 million to $8.8 million for the first quarter of 1999 from $7.1 million for the first quarter of 1998. Operating divisions contributed $1.0 million of the increase, with $0.7 million resulting from the release from liability under a guarantor arrangement. Operating income, as a percentage of revenues, was 2.4% for the first quarter of 1999, compared to 2.1% for the first quarter of 1998.

INTEREST EXPENSE
Interest expense for the first quarter of 1999 was $4.3 million, compared to $3.1 million in the first quarter of 1998. The increase resulted from the issuance of the Notes in August 1997.

INCOME TAXES
For the quarter ended June 20, 1998, the effective income tax rate was 33.1% compared to 28.9% for the year earlier quarter. The first quarter effective rate is based on the overall expected rate for 1999. The year earlier effective rate was significantly lower due to the reversal of deferred tax accruals resulting primarily from restructuring the Company's retail operations.

NET INCOME
Net income for the first quarter of 1999 was $3.0 million, compared to $2.9 million for the first quarter of 1998. As a percentage of revenues, net income was 0.8% in both quarters.

CAPITAL EXPENDITURES
The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases.

During the first quarter of 1999, the following stores were opened, remodeled, converted or were under construction:

                                       Square
                                       ------
  Store Type          Category          Feet       Location             Status
  ----------          --------          ----       --------             ------
  Supermarket         Replacement      80,000      Carmel, IN           Under construction*
  Supermarket         Replacement      80,000      Indianapolis, IN     Under construction
  Supermarket         Remodel          80,000      Lafayette, IN        Under construction
  LoBill              Conversion       28,000      Rushville, IN        Open
  Convenience         New               4,500      Cicero, IN           Open
  Convenience         New               2,500      Kokomo, IN           Open
  Convenience         New               4,500      Lafayette, IN        Under construction
  Convenience         Replacement       4,500      Muncie, IN           Under construction
  Convenience         New               4,500      Zionsville, IN       Under construction*
    * opened subsequent to June 20, 1998

In 1999 the Company also plans to remodel one supermarket, open two convenience stores and acquire several sites for future development. The cost of these projects and other capital commitments is estimated to be $60.0 million. Of this amount, the Company plans to fund $20.0 million through equipment leasing and believes it can finance the balance with current cash balances and internally generated funds. As of June 20, 1998, the Company had expended $16.8 million for capital expenditures.

The Company's plans with respect to store construction, expansion, conversion and remodeling may be revised in light of changing conditions, such as competitive influences, its ability to negotiate successfully site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible that projects described above may not commence, others may be added and a portion of the planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities in the first quarter of 1999 was $13.3 million, compared to $0.5 million net cash used for operating activities for the first quarter of 1998. The improvement in net cash provided by operating activities is due to a combination of an increase in accounts payable, a decrease in recoverable income taxes and a smaller increase in inventories than in the year earlier quarter. Working capital decreased $12.8 million from March 28, 1998. The significant changes in working capital were a $3.7 million decrease in cash and equivalents, a $3.5 million increase in accounts receivable, a $3.1 million decrease in recoverable income taxes, a $5.3 million increase in notes payable to banks and a $4.2 million increase in accounts payable. The decrease in cash and the increase in notes payable to banks are due primarily to capital expenditures, the increases in accounts receivable and accounts payable are seasonal, and the decrease in recoverable income taxes is due to a combination of refunds received and current year tax expense.

At June 20, 1998, the Company's bank revolving credit agreements provided $50.0 million of available financing, of which none was utilized. Commitments from various banks for short-term borrowings provided an additional $20.0 million available at rates based upon the then prevailing federal funds rate, of which $5.3 million was utilized at June 20, 1998.

The Company believes current cash balances, borrowings under its revolving credit agreements and notes payable to banks, cash flows from operating activities and lease financings will be adequate to meet the Company's working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

YEAR 2000 ISSUE
The Company has reviewed its computer and other operating systems to identify those which could be affected by the "Year 2000" issue and is currently addressing those systems. Management believes those changes will be made in a timely fashion and the Year 2000 issue will not pose significant operational problems for the Company. Moreover, management does not expect that Year 2000 associated costs will have a material adverse impact on the Company's financial condition or results of operations. It is management's understanding the significant third parties with which the Company does business are now, or will be, Year 2000 compliant in a timely manner. However, if the Company or one or more significant third parties with whom it does business fails to complete its Year 2000 program in a timely manner, there can be no assurance that such failure will not have a material adverse effect on the Company's operations or financial position.

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

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    The following exhibits are included herein:

                Exhibit 27 (a) - Financial Data Schedule for the quarter for which this report is filed.
                Exhibit 27 (b) - Financial Data Schedule for the quarter ended June 21, 1997.

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MARSH SUPERMARKETS, INC.



July 30, 1998                        By:    /s/ Douglas W. Dougherty
                                        ------------------------------------
                                        Douglas W. Dougherty
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer




July 30, 1998                        By:    /s/ Mark A. Varner
                                        -------------------------------------
                                       Mark A. Varner
                                       Corporate Controller

                        Exhibit Index
                        -------------

Exhibit 27 (a) - Financial Data Schedule for the quarter for which this report is filed (for SEC use only).

Exhibit 27 (b) - Financial Data Schedule for the quarter ended June 21, 1997
                 (for SEC use only).