Form 10-Q
period 1998-10-10
MARSH SUPERMARKETS INC
filed 1998-11-24
CIK 62737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 10, 1998

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

         Number of shares outstanding of each class of the registrant's common stock as of October 30, 1998:

                Class A Common Stock  -               3,951,733  shares
                Class B Common Stock  -               4,488,765  shares
                                                      ---------
                                                      8,440,498  shares
                                                      =========

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MARSH SUPERMARKETS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                                16 Weeks Ended                      28 Weeks Ended
                                                          ---------------------------       -----------------------------
                                                          October 10,     October 11,       October 10,       October 11,
                                                             1998            1997              1998              1997
                                                             ----            ----              ----              ----
Sales and other revenues                                  $ 488,483        $ 465,650         $ 849,105        $ 809,574
Cost of merchandise sold, including
   warehousing and transportation                           367,555          350,779           638,768          610,926
                                                          ---------        ---------         ---------        ---------
Gross profit                                                120,928          114,871           210,337          198,648
Selling, general and administrative                         104,446          100,446           180,151          172,709
Depreciation and amortization                                 6,712            5,935            11,609           10,311
                                                          ---------        ---------         ---------        ---------
Operating income                                              9,770            8,490            18,577           15,628
Interest and debt expense amortization                        6,120            5,822            10,404            8,885
                                                          ---------        ---------         ---------        ---------
Income before income taxes
  and extraordinary item                                      3,650            2,668             8,173            6,743
Income taxes                                                  1,194              843             2,689            2,019
                                                          ---------        ---------         ---------        ---------
Income before extraordinary item                              2,456            1,825             5,484            4,724
Extraordinary item, net of tax                                   --           (3,278)               --           (3,278)
Net income (loss)                                         $   2,456        $  (1,453)        $   5,484        $   1,446
                                                          =========        =========         =========        =========
Earnings (loss) per common share
  Before effect of extraordinary item                     $     .30        $     .22         $     .66        $     .56
  Extraordinary item                                             --             (.39)               --             (.39)
                                                          ---------        ---------         ---------        ---------
  Net income (loss)                                       $     .30        $    (.17)        $     .66        $     .17
                                                          =========        =========         =========        =========
Earnings (loss) per common share
  - assuming dilution:
  Before effect of extraordinary item                     $     .28        $     .21         $     .61        $     .53
  Extraordinary item                                             --             (.38)               --             (.33)
                                                          ---------        ---------         ---------        ---------
  Net income (loss)                                       $     .28        $    (.17)        $     .61        $     .20
                                                          =========        =========         =========        =========

Dividends per share                                       $     .11        $     .11         $     .22        $     .22
                                                          =========        =========         =========        =========

See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    October 10,       March 28,         October 11,
                                                                        1998             1998               1997
                                                                    -----------       ---------         -----------
                                                                    (Unaudited)        (Note A)         (Unaudited)

ASSETS
Current assets:
  Cash and equivalents                                              $  29,554         $  33,546         $  47,467
  Accounts receivable                                                  36,013            27,315            27,286
  Inventories, less LIFO reserve: October 10, 1998 - $15,223          103,195            98,828            97,440
     March 28, 1998 - $15,084; October 11, 1997 - $17,754
  Prepaid expenses                                                      3,989             4,477             3,864
  Recoverable income taxes                                                474             3,867             1,508
                                                                    ---------         ---------         ---------
      Total current assets                                            173,225           168,033           177,565
Property and equipment, less allowances for depreciation              264,287           248,795           234,434
Other assets                                                           52,819            43,211            38,243
                                                                    ---------         ---------         ---------
                                                                    $ 490,331         $ 460,039         $ 450,242
                                                                    =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                             $   8,458         $      --         $      --
  Accounts payable                                                     67,022            60,503            58,264
  Accrued liabilities                                                  45,538            45,294            42,696
  Current maturities of long-term liabilities                           2,924             2,806             2,802
                                                                    ---------         ---------         ---------
       Total current liabilities                                      123,942           108,603           103,762

Long-term liabilities:
  Long-term debt                                                      214,650           206,004           208,139
  Capital lease obligations                                             8,939             6,457             3,923
                                                                    ---------         ---------         ---------
       Total long-term liabilities                                    223,589           212,461           212,062

Deferred items:
   Income taxes                                                        10,413            10,219             7,686
   Other                                                               12,758            12,677            12,445
                                                                    ---------         ---------         ---------
       Total deferred items                                            23,171            22,896            20,131
Shareholders' Equity:
  Common stock, Classes A and B (Note B)                               25,172            24,784            24,784
  Retained earnings                                                   104,558           100,917            98,074
  Cost of common stock in treasury                                     (8,053)           (7,268)           (5,909)
  Deferred cost - restricted stock                                     (1,707)           (2,022)           (2,337)
  Notes receivable - stock options                                       (341)             (332)             (325)
                                                                    ---------         ---------         ---------
       Total shareholders' equity                                     119,629           116,079           114,287
                                                                    ---------         ---------         ---------
                                                                    $ 490,331         $ 460,039         $ 450,242
                                                                    =========         =========         =========


See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                              28 Weeks Ended
                                                        ----------------------------
                                                        October 10,      October 11,
                                                           1998             1997
                                                           ----             ----

OPERATING ACTIVITIES
Net income                                             $   5,484         $   1,446
Adjustments to reconcile net income to net
         cash provided by operating activities:
    Depreciation and amortization                         11,609            10,311
    Amortization of other assets                           2,281             2,755
    Debt extinguishment costs                                 --             3,278
    Changes in operating assets and liabilities            1,211            (4,741)
    Other operating activities                              (645)           (1,787)
                                                       ---------         ---------
Net cash provided by operating activities                 19,940            11,262

INVESTING ACTIVITIES
Net acquisition of property, equipment and land          (30,511)          (12,726)
Other investing activities                                (7,891)           (3,403)
                                                       ---------         ---------
Net cash used for investing activities                   (38,402)          (16,129)

FINANCING ACTIVITIES
Proceeds (payments) of short-term borrowing                8,458           (10,755)
Proceeds of long-term borrowing                           10,000           172,000
Repayments of long-term debt and capital leases           (1,351)         (109,662)
Debt acquisition costs                                        --            (5,718)
Debt extinguishment costs                                     --            (3,278)
Purchase of shares for treasury                           (1,181)           (1,817)
Stock options exercised                                      395               881
Cash dividends paid                                       (1,851)           (1,846)
                                                       ---------         ---------
Net cash provided by financing activities                 14,470            39,805
                                                       ---------         ---------

Net increase (decrease) in cash and equivalents           (3,992)           34,938

Cash and equivalents at beginning of period               33,546            12,529
                                                       ---------         ---------
Cash and equivalents at end of period                  $  29,554         $  47,467
                                                       =========         =========

See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands, except per share amounts or as otherwise noted)

OCTOBER 10, 1998

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

The condensed consolidated financial statements for the sixteen and twenty-eight week periods ended October 10, 1998 and October 11, 1997, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a condensed basis, the financial position, results of operations and cash flows for the periods presented.

Operating results, for the twenty-eight week period ended October 10, 1998, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 27, 1999.

NOTE B -- COMMON STOCK

Class A Common Stock and Class B Common Stock each have 15 million shares authorized. On October 10, 1998, March 28, 1998 and October 11, 1997, there were 3,937,883, 3,944,387 and 3,994,529 shares of Class A Common Stock outstanding and 4,483,863, 4,485,101 and 4,514,790 shares of Class B Common Stock outstanding, respectively.

In November 1997, the Company authorized an increase in its previously announced stock repurchase plan from $4.0 million to $6.0 million. Through October 10, 1998, the Company has repurchased 442,308 shares at an aggregate cost of $6.0 million. The total number of shares repurchased under the plan represents approximately 5.3% of the currently outstanding common stock.

NOTE C -- RESTRICTED STOCK

In September 1997, 150,750 shares of restricted Class A Common Stock were granted to certain key employees under the 1991 Employee Stock Incentive Plan. The shares will vest ratably on each of the first four anniversaries of the date of grant and are subject to restrictions on their sale or transfer.

NOTE D - LONG-TERM DEBT AND GUARANTOR SUBSIDIARIES

In August 1997, the Company sold $150.0 million of 8 7/8% Senior Subordinated Notes, SERIES A (THE "144A Notes") in a private offering under Rule 144A of the Securities Act of 1933. The proceeds were used to repay senior unsecured indebtedness and related prepayment fees, all borrowings then outstanding under revolving credit agreements and all borrowings the outstanding under notes payable to banks, with $42.2 million of net proceeds remaining for general corporate purposes. Subsequent to the offering, the Company and guarantor subsidiaries filed a registration statement on Form S-4 to enable the Company to offer to exchange its 8 7/8% Senior Subordinated Notes, Series B (the "Exchange Notes" and, together with the 144A Notes, the "Notes") for all outstanding 144A Notes.

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

Summarized combined financial information (in accordance with rule 1-02(bb) of Regulation S-X) for the Guarantors is set forth below:

                                                October 10,         March 28,       October 11,
                                                   1998               1998              1997
                                                   ----               ----              ----

Current assets                                   $ 169,409         $ 164,316        $ 175,946
Current liabilities                                117,570           104,486           99,304
Noncurrent assets                                  269,593           244,400          222,579
Noncurrent liabilities                              51,411            49,188           44,320


                                             16 Weeks Ended                     28 Weeks Ended
                                      ----------------------------       ----------------------------
                                      October 10,      October 11,       October 10,      October 11,
                                         1998             1997              1998              1997
                                         ----             ----              ----              ----

Total revenues                        $ 488,478        $ 465,648         $ 849,097        $ 809,572
Gross profit                            120,923          114,869           210,329          198,646
Net income                                6,902            1,844            13,254            5,933


NOTE E -- INCOME TAXES

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

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), and Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" (FAS 131). FAS 130 requires separate reporting of certain items already disclosed by the Company. FAS 131 establishes requirements for reporting information about operating segments in annual and interim reports and is effective for the Company in 1999, but need not be applied to interim financial statements in the initial year of application. FAS 131 may require a change in the Company's financial reporting; however, the extent of the change, if any, has not been determined.

In February 1998, the FASB issued Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". The Statement does not change the recognition or measurement of pension or postretirement benefit plans, but standardizes disclosure requirements, requires some additional information be disclosed and eliminates certain unnecessary disclosures. The Statement is effective for the Company in 1999 and may require a change in the Company's financial reporting; however, the extent of the change, if any, has not been determined.

NOTE G - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings per Share". FAS 128 simplifies the standards for computing earnings per share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for the sixteen and twenty-eight weeks ended October 11, 1997 presented on the income statement have been restated to conform to FAS 128.

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share (amounts in thousands):

                                                              16 Weeks Ended                28 Weeks Ended
                                                        -------------------------      --------------------------
                                                        October 10,   October 11,      October 10,    October 11,
                                                           1998            1997            1998           1997
                                                        -----------   -----------      -----------    -----------
Income before extraordinary item                         $ 2,456         $ 1,825         $ 5,484         $ 4,724
Extraordinary item, net of tax                                --          (3,278)             --          (3,278)
                                                         -------         -------         -------         -------
Numerator for basic earnings (loss) per share              2,456          (1,453)          5,484           1,446
Effect of convertible debentures                             289              --(a)          505             523
                                                         -------         -------         -------         -------
Numerator for diluted earnings (loss) per share
    - income (loss) after assumed conversions            $ 2,745         $(1,453)        $ 5,989         $ 1,969
                                                         =======         =======         =======         =======

Weighted average shares outstanding                        8,412           8,418           8,416           8,408
  Non-vested restricted shares                              (142)            (35)           (146)            (20)
                                                         -------         -------         -------         -------
Denominator for basic earnings (loss) per share            8,270           8,383           8,270           8,388
Effect of dilutive securities:
  Non-vested restricted shares                               142              35             146              20
  Employee stock options                                     113             133             110              97
  Convertible debentures                                   1,290              --(a)        1,290           1,290
                                                         -------         -------         -------         -------
Denominator for diluted earnings (loss) per share
   - adjusted weighted average shares                      9,815                           8,551           9,816
                                                         =======         =======         =======         =======
                                                           9,795

(a) convertible debentures excluded because the effect would have been antidilutive

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements in the discussion, and a number of factors could adversely affect future results, liquidity and capital resources. These factors include softness in the general retail food industry, the entry of new competitive stores in the Company's market, the stability of distribution incentives from suppliers, the level of discounting by competitors, the timely and on budget completion of store construction, expansion, conversion and remodeling, uncertainties relating to tobacco and environmental regulations, the ability of the Company and significant third parties with whom it does business to effect conversions to new technological systems, including being Year 2000 compliant, and the level of margins achievable in the Company's operating divisions and their ability to minimize operating expenses. Although management believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

                                                        Second Quarter                          Year - to - Date
                                               --------------------------------       ---------------------------------
                                               Percent of Revenues                    Percent of Revenues
                                               --------------------     Percent       ---------------------     Percent
                                                 1999         1998       Change         1999         1998       Change
                                                 ----         ----       ------         ----         ----       ------
Sales and other revenues                        100.0%       100.0%        4.9%        100.0%        100.0%        4.9%
Gross profit                                     24.8%        24.7%        5.3%         24.8%         24.5%        5.9%
Selling, general and administrative              21.4%        21.6%        4.0%         21.2%         21.3%        4.3%
Depreciation and amortization                     1.4%         1.3%       13.1%          1.4%          1.3%       12.6%
Operating income                                  2.0%         1.8%       15.1%          2.2%          1.9%       18.9%
Interest and debt expense amortization            1.3%         1.3%        5.1%          1.2%          1.1%       17.1%
Income taxes                                      0.2%         0.2%       41.6%          0.3%          0.2%       33.2%
Income before extraordinary item                  0.5%         0.4%       34.6%          0.6%          0.6%       16.1%
Extraordinary item, net of tax                     --         (0.7%)    (100.0%)          --          (0.4%)    (100.0%)
Net income (loss)                                 0.5%        (0.3%)        n/m          0.6%          0.2%      279.3%
     n/m = non-meaningful comparison

SALES AND OTHER REVENUES

In the second quarter of 1999, consolidated sales and other revenues of $488.5 million increased $22.8 million, or 4.9%, compared to the same quarter of 1998. Supermarket revenues increased $10.8 million and Convenience Store Distributing Company (CSDC) revenues increased $12.2 million. Crystal Food Services revenues were essentially the same as the prior year, while Village Pantry revenues decreased $1.7 million. Retail sales (excluding fuel sales) increased 3.7%. Sales in comparable supermarkets and convenience stores (including replacement stores and format conversions) increased 3.5% from the second quarter of 1998. The increase in supermarket revenues was attributable to same store sales gains, the replacement of one Indianapolis store and the addition of pharmacies in three existing stores. Approximately $9.3 million of the increase in CSDC revenues resulted from passing on higher manufacturer cigarette prices to customers. Village Pantry inside store revenues increased $1.5 million, but fuel sales declined $3.2 million primarily as a result of average retail pump prices $.19 per gallon lower than the same quarter of 1998 and, to a lesser extent, due to the closing of fuel operations at six stores.

For the twenty-eight weeks ended October 10, 1998, consolidated sales and other revenues of $849.1 million increased $39.5 million, or 4.9%, compared to the same twenty-eight weeks of the prior year. Supermarket revenues increased $19.6 million and CSDC revenues increased $21.2 million, while Crystal Food Services revenues decreased $0.4 million and Village Pantry revenues decreased $3.3 million. Retail sales (excluding fuel sales) increased 3.7%. Sales in comparable stores (including replacement stores and format conversions) increased 3.5% from the prior year. The increase in supermarket revenues resulted from same store sales gains, the replacement of one Indianapolis store and the addition of pharmacies in three existing stores. The increase in CSDC revenues resulted primarily from passing on higher manufacturer cigarette prices to customers. Village Pantry inside same store revenues increased 2.5%, but fuel sales declined due to average retail pump prices $.16 per gallon lower than the year earlier period. Also, Village Pantry opened three new generation stores and closed ten older, smaller stores during 1999, contributing nominally to the total sales decrease.

GROSS PROFIT

Gross profit is calculated net of warehousing, transportation, and promotional expenses. In the second quarter of 1999, consolidated gross profit increased $6.1 million, or 5.3%, to $120.9 million from the comparable quarter of 1998. As a percentage of revenues, consolidated gross profit increased to 24.8% from 24.7%. Gross profit increased in all divisions and, as a percentage of revenues, increased in supermarkets, Village Pantry and Crystal Food Services, but declined slightly in CSDC.

For the twenty-eight weeks ended October 10, 1998, consolidated gross profit increased $11.7 million, or 5.9%, to $210.3 million, from the comparable year earlier period. As a percentage of revenues, consolidated gross profit increased to 24.8% from 24.5%. Gross profit increased in supermarkets, Village Pantry and CSDC, but declined slightly in Crystal Food Services. As a percentage of revenues, gross profit increased in all divisions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the second quarter of 1999, selling, general and administrative expenses (SG&A) increased $4.0 million, or 4.0%, to $104.4 million from $100.4 million in the second quarter of 1998. As a percentage of revenues, SG&A expenses decreased to 21.4% from 21.6% in the comparable year earlier quarter. The higher current quarter expenses were attributable to increases of $3.3 million in wage and fringe benefit costs, $1.4 million in store occupancy and other store costs, $1.1 million in advertising and $0.2 million in other general and administrative costs, net of a $0.6 million credit from the reduction of environmental liability reserves. Additionally, $1.4 million of cost reduction related consulting fees expensed in the year earlier quarter did not recur in the current quarter. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, increased 1.9%. The Company believes that labor scheduling techniques implemented in the current year resulted in the reduction of labor hours without adversely affecting customer service levels.

For the twenty-eight weeks in 1999, SG&A increased $7.4 million, or 4.3%, to $180.1 million from $172.7 million for the comparable twenty-eight weeks of 1998. As a percentage of revenues, consolidated SG&A expenses decreased to 21.2% from 21.3% in 1998. The increase in 1999 is attributable to increases in wages and fringe benefit costs of $4.3 million, store occupancy and other store costs of $2.2 million, advertising $1.3 million and other general and administrative costs $1.7 million, net of a $0.7 million credit from the reduction of environmental liability reserves. Additionally, $1.4 million of cost reduction related consulting fees expensed in the year earlier period did not recur in the current year period. In identical stores, wages increased 2.5% from the comparable twenty-eight weeks of the prior year.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the second quarter of 1999 was $6.7 million, compared to $5.9 million for the year earlier quarter. As a percentage of revenues, depreciation and amortization expense was 1.4% for the second quarter of 1999, compared to 1.3% for the second quarter of 1998.

For the twenty-eight weeks in 1999, depreciation and amortization expense was $11.6 million, compared to $10.3 million for the prior year period. As a percentage of revenues, depreciation and amortization expense was 1.4% for the twenty-eight weeks in 1999, compared to 1.3% for the comparable weeks of the prior year.

OPERATING INCOME

Operating income (income from continuing operations before interest, taxes and debt extinguishment costs) increased to $9.8 million for the second quarter of 1999 from $8.5 million for the year earlier quarter. Gains from sales of real estate accounted for $1.2 million of 1999 operating income. Operating income, as a percentage of revenues, was 2.0% in 1999, compared to 1.8% for the comparable period in 1998.

For the twenty-eight weeks in 1999, operating income was $18.6 million, compared to $15.6 million in 1998. Operating divisions accounted for $1.1 million of the increase, gains on real estate sales contributed $1.2 million of the increase, and the remaining $0.7 million increase resulted from the release from liability under a guarantor arrangement. Operating income, as a percentage of revenues, was 2.2% in 1999, compared to 1.9% for the comparable period in 1998.

INTEREST EXPENSE

Interest expense for the second quarter of 1999 was $6.1 million, compared to $5.8 million for the second quarter of 1998. For the twenty-eight weeks in 1999, interest expense was $10.4 million, compared to $8.9 million in 1998. Both the second quarter and twenty-eight week increases resulted from the issuance of $150.0 million in principal amount of the Notes, consummated in August, 1997, as previously discussed.

INCOME TAXES

For the second quarter of 1999, the effective income tax rate was 32.7%, compared to 31.6% for the comparable quarter in 1998. For the twenty-eight weeks of 1999, the effective income tax rate was 32.9%, compared to 29.9% for the comparable weeks of the prior year. The year earlier effective rate was lower due to the reversal of deferred tax accruals resulting primarily from restructuring the Company's retail operations.

INCOME BEFORE EXTRAORDINARY ITEM

Income before debt extinguishment for the second quarter of 1999 was $2.5 million, compared to $1.8 million for the year earlier quarter. As a percentage of revenues, income before debt extinguishment was 0.5% in 1999, compared to 0.4% in 1998.

For the twenty-eight weeks of 1999, income before debt extinguishment was $5.5 million, compared to $4.4 million in 1998. As a percentage of revenues, income before debt extinguishment was 0.7% in 1999, compared to 0.6% in 1998.

EXTRAORDINARY ITEM: DEBT EXTINGUISHMENT

In August 1997, the Company consummated the issuance of $150.0 million in principal amount of Notes, as previously discussed, and a portion of the proceeds was used to repay $60.9 million in principal amount of senior unsecured indebtedness and $5.0 million in related prepayment penalties. The prepayment penalties, plus $0.2 million in unamortized debt acquisition costs, were charged to income during the second quarter of 1998. The after tax charge of $3.3 million was $.33 per diluted share for the twenty-eight weeks in 1998.

NET INCOME (LOSS)

Net income for the second quarter of 1999 was $2.5 million, compared to a $1.4 million net loss for the second quarter of 1998. Net income, as a percentage of revenues, was 0.5% in 1999, compared to (0.3%) in 1998.

For the twenty-eight weeks of 1999, net income was $5.5 million, compared to $1.4 million in 1998. Net income, as a percentage of revenues, was 0.7% in 1999, compared to 0.2% in 1998.

CAPITAL EXPENDITURES

The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases.

During the first twenty-eight weeks of 1999, the following stores opened or were under construction:

                                                   Square
     Store Type               Category              Feet        Location              Status
     ----------               --------              ----        --------              ------
     Supermarket              Replacement          80,000       Carmel, IN            Open
     Supermarket              Remodel              80,000       Lafayette, IN         Complete
     Supermarket              Replacement          65,000       Indianapolis, IN      Under construction
     LoBill                   Conversion           28,000       Rushville, IN         Open
     LoBill                   New                  31,000       Noblesville, IN       Open
     Convenience              New                   4,500       Cicero, IN            Open
     Convenience              New                   2,500       Kokomo, IN            Open
     Convenience              New                   4,500       Lafayette, IN         Open
     Convenience              New                   4,500       Zionsville, IN        Open
     Convenience              Replacement           4,500       Muncie, IN            Under construction

In 1999, the Company plans to acquire several sites for future development and has opened pharmacies in storerooms adjacent to three supermarkets. The cost of these projects and other capital commitments is estimated to be $64.0 million. Of this amount, the Company plans to fund $20.0 million through equipment leasing and believes it can finance the balance with current cash balances and internally generated funds. As of October 10, 1998, the Company had expended $30.7 million for capital expenditures.

The Company's plans with respect to store construction, expansion and remodeling are subject to a number of risks and uncertainties and may be revised in light of changing conditions, such as competitive influences, the Company's ability to negotiate successfully site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible that some of the projects described above may not commence, others may be added and a portion of the planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the twenty-eight weeks ended October 10, 1998 was $19.9 million, compared to $11.3 million for the comparable period of the prior year. Cash flow growth from operating working capital increased due primarily to the year-over-year change in inventory and prepaid expenses, combined with increased net income and non-cash charges for depreciation and amortization. Working capital decreased $10.1 million from March 28, 1998. Cash and equivalents decreased $4.0 million and notes payable to bank increased $8.5 million primarily to acquire fixed assets and for other investing activities. Accounts receivable increased $8.7 million due to seasonal activity. Inventory increased $4.4 million, but was more than funded by a $6.5 million increase in accounts payable. Recoverable income taxes decreased $3.4 million as a result of the tax liability from current year earnings.

At October 10, 1998, the Company's bank revolving credit agreements provided $50.0 million of available financing, of which $10.0 million was utilized. Commitments from various banks for short-term borrowings provided an additional $20.0 million available at rates based upon the then prevailing federal funds rate, of which $8.5 million was utilized at October 10, 1998.

The Company believes current cash balances, borrowings under its revolving credit agreements and notes payable to banks, cash flows from operating activities and lease financings will be adequate to meet the Company's working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

YEAR 2000 ISSUE

The Company has completed an assessment of its computer and other operating systems to identify those which could be affected by the "Year 2000" issue. The assessment included the review of business applications hardware and software (information technology, or IT), non-IT areas such as microprocessors and embedded chips, and third parties, including merchandise suppliers and service providers. The Company is monitoring progress toward Year 2000 compliance through the phases detailed in the following table:

-------------------------------------------------------------------------------------------------------------------------------
   Project segment              Remediation phase                    Testing phase                  Implementation phase
-------------------------------------------------------------------------------------------------------------------------------
IT areas:
  Mainframe and         60% complete                       60% complete                       60% complete
    central servers     Expected completion  Sep. 1999     Expected completion Sep. 1999      Expected completion Oct. 1999

  Stores                75% complete                       50% complete                       50% complete
                        Expected completion  Aug. 1999     Expected completion Aug. 1999      Expected completion Sept. 1999

  Distribution          75% complete                       75% complete                       75% complete
    centers/other       Expected completion Sep. 1999      Expected completion Sep. 1999      Expected completion Oct. 1999
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Non-IT areas            90% complete                       90% complete                       90% complete
                        Expected completion Aug. 1999      Expected completion Aug. 1999      Expected completion Sep. 1999
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Third parties           25% complete                       Not applicable                     Not applicable
                        Expected completion Sep. 1999
-------------------------------------------------------------------------------------------------------------------------------

The remediation phase includes modification to, or replacement of, software, hardware or microprocessors, and obtaining assurances from third parties that they have addressed the Year 2000 issue. Testing includes conducting trials adequate to ensure compliance prior to the implementation, or installation, of the compliant solution.

The estimated total costs, excluding internal costs, to complete compliance are $13.2 million, of which $12.8 million will be capitalized and $0.4 million will be charged to expense. As of October 10, 1998, the Company had expended $10.4 million, of which $10.2 million was capitalized and $0.2 million was expensed. The Company does not separately track the internal costs incurred for the Year 2000 project; those costs are principally the payroll and related costs for its information systems group. The costs of the project have been, and will continue to be, funded through operating cash flows.

         The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As indicated above, the Company has not completed all necessary phases of the Year 2000 project. Year 2000 miss for the Company include unsuccessful testing of software changes, failed attempts to obtain =vendor software and failure on the part of suppliers and service providers. The Company believes that under reasonably likely worst case scenarios The Company would be unable to order product or to fill customer orders, and certain supermarket automated data collection processes would revert to manual processes. Such an event could have a material adverse impact on the Company's operating results of financial position. Contingency plans to address those risks have not been fully developed, however the Company intends to finalize its contingency plan for those risks by May 1999.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES OR RIGHTS OF HOLDERS THEREOF

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on August 4, 1998 (the "Annual Meeting"). At the Annual Meeting, shareholders voted on the following proposals: 1. To elect three directors for terms of three years each and until their successors are duly elected and qualified; 2. To consider and approve the Outside Directors' Stock Plan; 3. To consider and approve the Marsh Supermarkets, Inc. 1998 Stock Incentive Plan; and 4. To consider and approve the Executive Stock Purchase Plan. The table below sets forth the number of votes cast for, against or withheld with respect to each of such proposals:

                                                                             For        Against      Withheld/Abstain
                                                                             ---        -------      ----------------
         1.  Election of Directors
             ---------------------
                Nominees:
                   Garnet R. Marsh                                          3,136,266        N.A.          210,376
                   Catherine A. Langham                                     3,008,323        N.A.          338,319
                   K. Clay Smith                                            3,136,979        N.A.          209,663

         2.  Outside Directors' Stock Plan                                  3,075,647      69,936           40,108
             -----------------------------
         3.  Marsh Supermarkets, Inc. 1998 Stock Incentive Plan             2,300,515     751,603           38,921
             --------------------------------------------------

         4.  Executive Stock Purchase Plan                                  3,081,104      52,849           46,800
             -----------------------------

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  Exhibit 10 (a) consulting Agreement, dated as of October 9, 1998, between Marsh Supermarkets, Inc. and C. Alan Marsh

                  Exhibit 27 (a) Financial Data Schedule for the quarter for which this report is filed

                  Exhibit 27 (b) Financial Data Schedule for the quarter ended October 11, 1997

         (b)              Reports on Form 8-K

                  No reports on From 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MARSH SUPERMARKETS, INC.

November 23, 1998            By:        /s/ Douglas W. Dougherty
                                  ----------------------------------------
                                  Douglas W. Dougherty
                                  Senior Vice President, Chief Financial Officer and Treasurer

November 23, 1998            By:        /s/ Mark A. Varner
                                  ---------------------------------------
                                  Mark A. Varner
                                  Chief Accounting Officer,
                                  Corporate Controller

                                 Exhibit Index

Exhibit 10 (a) Consulting Agreement, dated as of October 9, 1998, between Marsh Supermarkets, Inc. and C. Alan Marsh

Exhibit 27 (a) Financial Data Schedule for the quarter for which this report is filed (for SEC use only).

Exhibit 27 (b) Financial Data Schedule for the quarter ended October 11, 1997 (for SEC use only).