Form 10-Q/A
period 1998-10-10
MARSH SUPERMARKETS INC
filed 1998-11-25
CIK 62737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                               (Amendment No. 1)

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
                                                      ---------
                                                      8,440,498  shares
                                                      =========

       This Quarterly Report on Form 10-Q/A (Amendment No. 1) amends and supercedes, to the extent set forth herein, Part I of the
      Registrant's Quarterly Report on Form 10-Q filed November 24, 1998.


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

NOTE D - LONG-TERM DEBT AND GUARANTOR SUBSIDIARIES

In August 1997, the Company sold $150.0 million of 8 7/8% Senior Subordinated Notes, Series A (the "144A Notes") in a private offering under Rule 144A of the Securities Act of 1933. The proceeds were used to repay senior unsecured indebtedness and related prepayment fees, all borrowings then outstanding under revolving credit agreements and all borrowings then outstanding under notes payable to banks, with $42.2 million of net proceeds remaining for general corporate purposes. Subsequent to the offering, the Company and guarantor subsidiaries filed a registration statement on Form S-4 to enable the Company to offer to exchange its 8 7/8% Senior Subordinated Notes, Series B (the "Exchange Notes" and, together with the 144A Notes, the "Notes") for all outstanding 144A Notes.

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

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share (amounts in thousands):

                                                              16 Weeks Ended                28 Weeks Ended
                                                        -------------------------      --------------------------
                                                        October 10,   October 11,      October 10,    October 11,
                                                           1998            1997            1998           1997
                                                        -----------   -----------      -----------    -----------
Income before extraordinary item                         $ 2,456         $ 1,825         $ 5,484         $ 4,724
Extraordinary item, net of tax                                --          (3,278)             --          (3,278)
                                                         -------         -------         -------         -------
Numerator for basic earnings (loss) per share              2,456          (1,453)          5,484           1,446
Effect of convertible debentures                             289              --(a)          505             523
                                                         -------         -------         -------         -------
Numerator for diluted earnings (loss) per share
    - income (loss) after assumed conversions            $ 2,745         $(1,453)        $ 5,989         $ 1,969
                                                         =======         =======         =======         =======

Weighted average shares outstanding                        8,412           8,418           8,416           8,408
  Non-vested restricted shares                              (142)            (35)           (146)            (20)
                                                         -------         -------         -------         -------
Denominator for basic earnings (loss) per share            8,270           8,383           8,270           8,388
Effect of dilutive securities:
  Non-vested restricted shares                               142              35             146              20
  Employee stock options                                     113             133             110              97
  Convertible debentures                                   1,290              --(a)        1,290           1,290
                                                         -------         -------         -------         -------
Denominator for diluted earnings (loss) per share
   - adjusted weighted average shares                      9,815           8,551           9,816           9,795
                                                         =======         =======         =======         =======


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

In 1999, the Company plans to acquire several sites for future development and has opened pharmacies in storerooms adjacent to three supermarkets. In addition, the Company will replace its inventory procurement/distribution system at a cost of $10.5 million. The cost of these projects and other capital commitments is estimated to be $64.0 million. Of this amount, the Company plans to fund $20.0 million through equipment leasing and believes it can finance the balance with current cash balances and internally generated funds. As of October 10, 1998, the Company had expended $30.7 million for capital expenditures.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the twenty-eight weeks ended October 10, 1998 was $19.9 million, compared to $11.3 million for the comparable period of the prior year. Cash flow growth from operating working capital increased due primarily to the year-over-year change in inventory and prepaid expenses, combined with increased net income and non-cash charges for depreciation and amortization. Working capital decreased $10.1 million from March 28, 1998. Cash and equivalents decreased $4.0 million and notes payable to banks increased $8.5 million primarily to acquire fixed assets and for other investing activities. Accounts receivable increased $8.7 million due to seasonal activity. Inventory increased $4.4 million, but was more than funded by a $6.5 million increase in accounts payable. Recoverable income taxes decreased $3.4 million as a result of the tax liability from current year earnings.

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

         The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As indicated above, the Company has not completed all necessary phases of the Year 2000 project. Year 2000 risks for the Company include unsuccessful testing of software changes, failed attempts to obtain vendor software and failure on the part of suppliers and service providers. The Company believes that under reasonably likely worst case scenarios, CSDC would be unable to order product or to fill customer orders, and certain supermarket automated data collection processes would revert to manual processes. Such an event could have a material adverse impact on the Company's operating results and financial position. Contingency plans to address those risks have not been fully developed, however the Company intends to finalize its contingency plan for those risks by May 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MARSH SUPERMARKETS, INC.

November 25, 1998            By:        /s/ Douglas W. Dougherty
                                  ----------------------------------------
                                  Douglas W. Dougherty
                                  Senior Vice President, Chief Financial Officer and Treasurer

November 25, 1998            By:        /s/ Mark A. Varner
                                  ---------------------------------------
                                  Mark A. Varner
                                  Chief Accounting Officer,
                                  Corporate Controller