Form 10-Q
period 1999-01-02
MARSH SUPERMARKETS INC
filed 1999-02-16
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 2, 1999

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

         Number of shares outstanding of each class of the registrant's common stock as of January 12, 1999:

                 Class A Common Stock  -          4,016,733  shares
                 Class B Common Stock  -          4,488,765  shares
                                                  ---------
                                                  8,505,498  shares
                                                  =========

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MARSH SUPERMARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     12 Weeks Ended               40 Weeks Ended
                                                  ---------------------     --------------------------
                                                 January 2,   January 3,     January 2,      January 3,
                                                    1999         1998           1999            1998
                                                  --------     --------     ----------     -----------
Sales and other revenues                          $383,042     $356,206     $1,232,147     $ 1,165,779
Cost of merchandise sold, including
  warehousing and transportation                   288,596      268,164        927,364         879,090
                                                  --------     --------     ----------     -----------
Gross profit                                        94,446       88,042        304,783         286,689
Selling, general and administrative                 80,157       76,182        260,308         248,890
Depreciation and amortization                        5,180        4,669         16,789          14,980
                                                  --------     --------     ----------     -----------
Operating income                                     9,109        7,191         27,686          22,819
Interest and debt expense amortization               4,510        4,454         14,914          13,340
                                                  --------     --------     ----------     -----------
Income before income taxes
  and extraordinary item                             4,599        2,737         12,772           9,479
Income taxes                                         1,401          776          4,090           2,795
                                                  --------     --------     ----------     -----------
Income before extraordinary item                     3,198        1,961          8,682           6,684
Extraordinary item, net of tax                          --           --             --          (3,278)
                                                  --------     --------     ----------     -----------

Net income                                        $  3,198     $  1,961     $    8,682     $     3,406
                                                  ========     ========     ==========     ===========
Earnings per common share
  Before effect of extraordinary item             $    .38     $    .24     $     1.05     $       .80
  Extraordinary item                                    --           --             --            (.39)
                                                  --------     --------     ----------     -----------
  Net income                                      $    .38     $    .24     $     1.05     $       .41
                                                  ========     ========     ==========     ===========

Earnings per common share - assuming dilution
  Before effect of extraordinary item             $    .35     $    .22     $      .96     $       .76
  Extraordinary item                                    --           --             --            (.33)
                                                  --------     --------     ----------     -----------
  Net income                                      $    .35     $    .22     $      .96     $       .43
                                                  ========     ========     ==========     ===========
Dividends per share                               $    .11     $    .11     $      .33     $       .33
                                                  ========     ========     ==========     ===========

See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                   January 2,               March 28,      January 3,
                                                                      1999                    1998            1998
                                                                   ---------               ---------        --------
                                                                  (Unaudited)               (Note A)       (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                                             $  33,423               $  33,546        $ 41,547
  Accounts receivable                                                 36,715                  27,315          35,976
  Inventories, less LIFO reserve: January 2, 1999 - $15,859;
      March 28, 1998 - $15,084; January 3, 1998 - $17,814            100,766                  98,828          96,355
  Prepaid expenses                                                     5,846                   4,477           4,237
  Recoverable income taxes                                               849                   3,867           3,125
                                                                   ---------               ---------        --------
       Total current assets                                          177,599                 168,033         181,240
Property and equipment, less allowances for depreciation             266,395                 248,795         244,407
Other assets                                                          56,640                  43,211          38,112
                                                                   ---------               ---------        --------
                                                                   $ 500,634               $ 460,039        $463,759
                                                                   =========               =========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                            $   8,440               $       -        $  2,650
  Accounts payable                                                    68,887                  60,503          62,454
  Accrued liabilities                                                 49,470                  45,294          47,910
  Current maturities of long-term liabilities                          2,985                   2,806           2,792
                                                                   ---------               ---------        --------
        Total current liabilities                                    129,782                 108,603         115,806

Long-term liabilities:
  Long-term debt                                                     215,238                 206,004         207,603
  Capital lease obligations                                            8,834                   6,457           3,825
                                                                   ---------               ---------        --------
        Total long-term liabilities                                  224,072                 212,461         211,428

Deferred items:
   Income taxes                                                       11,603                  10,219           9,543
   Other                                                              12,901                  12,677          11,906
                                                                   ---------               ---------        --------
        Total deferred items                                          24,504                  22,896          21,449

Shareholders' Equity:
  Common stock, Classes A and B                                       25,239                  24,784          24,784
  Retained earnings                                                  106,827                 100,917          99,088
  Cost of common stock in treasury                                    (6,710)                 (7,268)         (6,311)
  Deferred cost - restricted stock                                    (2,613)                 (2,022)         (2,157)
  Notes receivable - stock options                                      (467)                   (332)           (328)
                                                                   ---------               ---------        --------
      Total shareholders' equity                                     122,276                 116,079         115,076
                                                                   ---------               ---------        --------
                                                                   $ 500,634               $ 460,039        $463,759
                                                                   =========               =========        ========

See notes to condensed consolidated financial statements

                            MARSH SUPERMARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     40 Weeks Ended
                                                            ---------------------------------
                                                            January 2,             January 3,
                                                               1999                  1998
                                                             --------             ---------
OPERATING ACTIVITIES
Net income                                                   $  8,682             $   3,406
Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                            16,789                14,980
      Amortization of other assets                              3,214                 3,819
      Debt extinguishment costs                                    --                 3,278
      Changes in operating assets and liabilities               4,262                (3,086)
      Other operating activities                                 (145)               (3,022)
                                                             --------             ---------
Net cash provided by operating activities                      32,802                19,375

INVESTING ACTIVITIES
Net acquisition of property, equipment and land               (35,233)              (25,561)
Other investing activities                                    (12,064)               (5,447)
                                                             --------             ---------
Net cash used for investing activities                        (47,297)              (31,008)

FINANCING ACTIVITIES
Proceeds (payments) of short-term borrowing                     8,440                (8,105)
Proceeds of long-term borrowing                                20,000               172,000
Payments of long-term debt and capital leases                 (10,807)             (110,308)
Debt acquisition costs                                             --                (5,718)
Debt extinguishment costs                                          --                (3,278)
Purchase of shares for treasury                                (1,171)               (2,061)
Stock options exercised                                           689                   902
Cash dividends paid                                            (2,779)               (2,781)
                                                             --------             ---------
Net cash provided by financing activities                      14,372                40,651
                                                             --------             ---------
Net increase (decrease) in cash and equivalents                  (123)               29,018
Cash and equivalents at beginning of period                    33,546                12,529
                                                             --------             ---------
Cash and equivalents at end of period                        $ 33,423             $  41,547
                                                             ========             =========

See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (In thousands except per share amounts or as otherwise noted)

JANUARY 2, 1999

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

The condensed consolidated financial statements for the twelve and forty week periods ended January 2, 1999 and January 3, 1998, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a condensed basis, the financial position, results of operations and cash flows for the periods presented.

Operating results for the forty week period ended January 2, 1999 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending March 27, 1999.

NOTE B - LONG-TERM DEBT AND GUARANTOR SUBSIDIARIES

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

Summarized combined financial information for the Guarantors is set forth below:

                                    January 2,              March 28,             January 3,
                                       1999                   1998                   1998
                                     --------               --------               --------
Current assets                       $172,478               $164,316               $178,408
Current liabilities                   119,923                104,486                108,279
Noncurrent assets                     274,457                244,400                230,636
Noncurrent liabilities                 51,222                 49,188                 45,469



                                                       12 Weeks Ended                      40 Weeks Ended
                                                  ---------------------------        -----------------------------
                                                  January 2,       January 3,         January 2,        January 3,
                                                     1999             1998               1999               1998
                                                   --------         --------         ----------         ----------
Total revenues                                     $383,035         $356,195         $1,232,132         $1,165,767
Gross profit                                         94,439           87,922            304,768            286,568
Net income                                            6,509            5,259             19,763             11,190

NOTE C -- INCOME TAXES

During 1997, the Company implemented a corporate restructuring pursuant to which the Company's retail operations were organized as limited liability companies and the Company's intellectual property was transferred to a passive investment company. As a result of the restructuring, the prior year effective tax rate was significantly lower than the statutory rate due to the reversal of a portion of deferred tax accruals.

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of the numerators and denominators used in the computation of earnings per share and diluted earnings per share (amounts in thousands):

                                                       12 Weeks Ended                      40 Weeks Ended
                                                  ---------------------------        -----------------------------
                                                  January 2,       January 3,         January 2,        January 3,
                                                     1999             1998               1999               1998
                                                   --------         --------         ----------         ----------
Income before extraordinary item                   $  3,198         $  1,961         $    8,682         $    6,684
Extraordinary item, net of tax                           --               --                 --             (3,278)
                                                   --------         --------         ----------         ----------
Numerator for earnings per share                      3,198            1,961              8,682              3,406
Effect of convertible debentures                        224              231                729                754
                                                   --------         --------         ----------         ----------
Numerator for diluted earnings per share -
  income after assumed conversions                 $  3,422         $  2,192         $    9,411         $    4,160
                                                   ========         ========         ==========         ==========

Weighted average shares outstanding                   8,452            8,493              8,427              8,434
Non-vested restricted shares                           (125)            (151)              (140)               (59)
                                                   --------         --------         ----------         ----------
Denominator for earnings per share                    8,327            8,342              8,287              8,375
Effect of dilutive securities:
  Non-vested restricted shares                          125              151                140                 59
  Employee stock options                                 87              129                104                107
  Convertible debentures                              1,290            1,290              1,290              1,290
                                                   --------         --------         ----------         ----------
Denominator for diluted earnings per share -
  adjusted weighted average shares                    9,829            9,912              9,821              9,831
                                                   ========         ========         ==========         ==========

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

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

Results of operations for interim periods do not necessarily reflect the results of operations that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

                                                         Third Quarter                       Year - to - Date
                                               ---------------------------------     ----------------------------------
                                               Percent of Revenues       Percent      Percent of Revenues      Percent
                                                 1999          1998      Change        1999         1998       Change
                                                 ----          ----      ------        ----         ----       ------
Sales and other revenues                         100.0%       100.0%       7.5%       100.0%        100.0%        5.7%
Gross profit                                      24.7%        24.7%       7.3%        24.7%         24.6%        6.3%
Selling, general and administrative               20.9%        21.4%       5.2%        21.1%         21.3%        4.6%
Depreciation and amortization                      1.4%         1.3%      10.9%         1.4%          1.3%       12.1%
Operating income                                   2.4%         2.0%      26.7%         2.2%          2.0%       21.3%
Interest and debt expense amortization             1.2%         1.3%       1.3%         1.2%          1.1%       11.8%
Income taxes                                       0.4%         0.2%      80.5%         0.3%          0.2%       46.3%
Income before extraordinary item                   0.8%         0.6%      63.1%         0.7%          0.6%       29.9%
Extraordinary item, net of tax                       -            -          -            -          (0.3%)         -
Net income                                         0.8%         0.6%      63.1%         0.7%          0.3%      154.9%

SALES AND OTHER REVENUES

In the third quarter of 1999, consolidated sales and other revenues of $383.0 million increased $26.8 million, or 7.5%, compared to the same quarter of 1998. Supermarket revenues increased $17.5 million, Village Pantry revenues increased $0.5 million, Convenience Store Distributing Company (CSDC) revenues increased $8.4 million and Crystal Food Services revenues increased $0.4 million. Retail sales, excluding fuel sales, increased 7.6%. Sales in comparable supermarkets and convenience stores (including replacement stores and format conversions) increased 7.0% from the year earlier quarter. The increase in supermarket revenues was due largely to same store sales gains. Village Pantry inside store revenues increased $1.8 million, but fuel sales decreased $1.3 million as a result of average retail pump prices being $.15 per gallon lower than the comparable year earlier quarter. The increase in CSDC revenues was primarily attributable to passing on higher manufacturer cigarette prices to customers.

For the forty weeks ended January 2, 1999, consolidated sales and other revenues of $1,232.1 million increased $66.4 million, or 5.7%, compared to the same forty weeks of 1998. Supermarket revenues increased $37.0 million and CSDC revenues increased $29.6 million. Crystal Food Services revenues were the same in both years, while Village Pantry revenues decreased $2.8 million. Retail sales, excluding fuel sales, increased 4.8%. Sales in comparable stores (including replacement stores and format conversions) increased 4.5% from the year earlier period. Same store sales gains accounted for $30.3 million of the increase in supermarket revenues. The increase in CSDC revenues resulted essentially from passing on higher manufacturer cigarette prices to customers. Village Pantry inside store revenues increased $3.4 million, but fuel sales declined $6.2 million due to average retail pump prices $.16 per gallon lower than the year earlier period.

GROSS PROFIT

Gross profit is net of warehousing, transportation, and promotional expenses. In the third quarter of 1999, consolidated gross profit increased $6.4 million, or 7.3%, from the comparable quarter of 1998. In November 1998, cigarette manufacturers increased wholesale prices approximately 25% and cigarette retailers immediately increased the retail shelf price accordingly. The increase allowed the Company to realize a one-time gain, net of the estimated LIFO impact, of $2.8 million. Excluding the cigarette price increase gain, consolidated gross profit increased $3.6 million, or 4.1%, from the year earlier quarter. As a percentage of revenues, consolidated gross profit was 24.7% in both quarters. Excluding the cigarette price increase gain, consolidated gross profit was 23.9% of revenues in the third quarter of 1999. Excluding the cigarette price increase gain, gross profit, expressed as a percentage of revenues, declined in the supermarkets and Village Pantry, but increased in CSDC and Crystal Food Services.

For the forty weeks ended January 2, 1999, consolidated gross profit increased $18.1 million, or 6.3%, from the year earlier period. Excluding the cigarette price increase gain in the third quarter of 1999, consolidated gross profit increased $15.3 million, or 5.3%, from the forty weeks ended January 3, 1998. As a percentage of revenues, consolidated gross profit increased to 24.7% from 24.6% in the prior year. Excluding the cigarette price increase gain in the third quarter of 1999, consolidated gross profit, expressed as a percentage of revenues, was 24.5% for the current year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the third quarter of 1999, selling, general and administrative (SG&A) expenses increased $4.0 million, or 5.2%, compared to the third quarter of 1998. As a percentage of revenues, SG&A expenses decreased to 20.9% from 21.4% for the year earlier quarter. The dollar increase in 1999 was attributable to increases in wages and fringe benefits of $2.1 million, store occupancy and other store operating costs of $0.9 million, advertising of $0.2 million, and $0.8 million in administrative and general expenses. Wages in stores open both quarters, excluding supermarket conversions to the LoBill format, decreased 0.2%. Labor scheduling techniques implemented in the current year resulted in the reduction of labor hours. The Company believes the labor hour reduction has not adversely affected customer service levels.

For the forty weeks ended January 2, 1999, SG&A expenses increased $11.4 million, or 4.6%, from the comparable forty weeks of 1998. As a percentage of revenues, SG&A expenses decreased to 21.1% from 21.3% in the comparable period of 1998. The current year increase was due to increases in wages and benefits of $7.4 million, store occupancy and other store operating costs of $3.1 million, advertising of $1.5 million, and $2.6 million in administrative and general costs, net of a $0.6 million credit from the reduction of environmental liability reserves. Additionally, $1.4 million of cost reduction related consulting fees expensed in the year earlier period did not recur in the current year. Wages in identical stores increased 1.7% from the comparable forty weeks of the prior year.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the third quarter of 1999 was $5.2 million, compared to $4.7 million for the year earlier quarter. As a percentage of revenues, depreciation and amortization expense was 1.4% in the third quarter of 1999 and 1.3% in the same quarter of 1998.

For the forty weeks ended January 2, 1999, depreciation and amortization expense was $16.8 million, compared to $15.0 million for the year earlier period. As a percentage of revenues, depreciation and amortization expense was 1.4% for the forty weeks of 1999, compared to 1.3% for the comparable period of 1998.

OPERATING INCOME

Operating income (earnings from continuing operations before interest, taxes and debt extinguishment costs) increased to $9.1 million for the third quarter of 1999 from $7.2 million for the comparable quarter of 1998. The cigarette price increase gain, net of the expected LIFO impact, of $2.8 million, less a $0.4 million increase in bad check losses and a $0.5 million non-recurring charge to administrative and general expenses accounted substantially for the increase in the current quarter. Operating income as a percentage of revenues was 2.4% compared to 2.0% for the year earlier quarter.

For the forty weeks ended January 2, 1999, operating income was $27.7 million, compared to $22.8 million for the comparable year earlier period. The $4.9 million increase is comprised of the $2.8 million cigarette price increase gain and an increase of $0.9 million from sales of real estate, as well as from improved operations. Operating income as a percentage of revenues was 2.2% compared to 2.0% for the year earlier period.

INTEREST EXPENSE

Interest expense was $4.5 million in the third quarter of both years, but was 1.2% of revenues in 1999 compared to 1.3% in 1998. For the forty weeks in 1999, interest expense was $14.9 million, compared to $13.3 million in 1998. As a percentage of revenues, interest expense for the forty weeks was 1.2% in 1999 and 1.1% in 1998.

INCOME TAXES

For the quarter ended January 2, 1999, the effective income tax rate was 30.5%, compared to 28.4% for the comparable prior year quarter. For the forty weeks ended January 2, 1999, the effective income tax rate was 32.0%, compared to 29.5% for the comparable weeks of the prior year. The year earlier effective rate was lower due to the reversal of deferred tax accruals resulting primarily from restructuring the Company's retail operations.

INCOME BEFORE EXTRAORDINARY ITEM

Income before debt extinguishment was $3.2 million for the third quarter of 1999, compared to $2.0 million in 1998. As a percentage of revenues, income before debt extinguishment was 0.8% in 1999, compared to 0.6% in the year earlier quarter.

For the forty weeks ended January 2, 1999, income before debt extinguishment was $8.7 million, compared to $6.7 million in 1998. Income before debt extinguishment, as a percentage of revenues, was 0.7% in 1999, compared to 0.6% in 1998.

EXTRAORDINARY ITEM: DEBT EXTINGUISHMENT

In August 1997, the Company consummated the issuance of $150.0 million in principal amount of Notes, as previously discussed, and a portion of the proceeds was used to repay $60.9 million in principal amount of senior unsecured indebtedness and $5.0 million in related prepayment penalties. The prepayment penalties, plus $0.2 million in unamortized debt acquisition costs, were charged to income during the second quarter of 1998. The after tax charge of $3.3 million was $.33 per diluted share for the forty weeks in 1998.

NET INCOME

Net income was $3.2 million for the third quarter of 1999, compared to $2.0 million in 1998. Net income, as a percentage of revenues, was 0.8% in 1999, compared to 0.6% in the year earlier quarter.

For the forty weeks ended January 2, 1999, net income was $8.7 million, compared to $3.4 million in 1998. As a percentage of revenues, net income was 0.7% in 1999, compared to 0.3% in 1998.

CAPITAL EXPENDITURES

The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowing and lease financing, including capital and operating leases.

During the first forty weeks of 1999, the following stores opened or were under construction:

                                                    Square
     Store Type               Category               Feet       Location              Status
     ----------               --------               ----       --------              ------
     Supermarket              Replacement           80,000      Carmel, IN            Open
     Supermarket              Remodel               80,000      Lafayette, IN         Complete
     Supermarket              Replacement           65,000      Indianapolis, IN      Under construction
     LoBill                   Conversion            28,000      Rushville, IN         Open
     LoBill                   New                   31,000      Noblesville, IN       Open
     Convenience              New                    4,500      Cicero, IN            Open
     Convenience              New                    2,500      Kokomo, IN            Open
     Convenience              New                    4,500      Lafayette, IN         Open
     Convenience              New                    4,500      Zionsville, IN        Open
     Convenience              Replacement            4,500      Muncie, IN            Open subsequent to 1/2/99

In 1999, the Company plans to acquire several sites for future development and has opened pharmacies in storerooms adjacent to three supermarkets. In addition, the Company is replacing its inventory procurement/distribution system at a cost of $10.5 million. The cost of these projects and other capital commitments is estimated to be $65.0 million. Of this amount, the Company plans to fund $15.0 million through equipment leasing and believes it can finance the balance with current cash balances and internally generated funds. As of January 2, 1999, the Company had expended $49.3 million for capital expenditures.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the forty weeks ended January 2, 1999 was $32.8 million, compared to $19.4 million for the year earlier period. Cash flow growth from operating working capital increased due primarily to the year-over-year change in inventory and prepaid expenses, less an increase in accounts receivable, combined with increased net income and non-cash charges for depreciation and amortization. Working capital decreased $11.6 million from March 28, 1998. Cash and equivalents were essentially unchanged, but notes payable to banks increased $8.4 million primarily to acquire fixed assets and for other investing activities. Accounts receivable increased $9.4 million due to seasonal activity and higher amounts due CSDC from customers resulting from the November 1998 cigarette price increase. Inventory increased $1.9 million, but was more than funded by an $8.4 million increase in accounts payable. Recoverable income taxes decreased $3.0 million as a result of the tax liability from current year earnings.

At January 2, 1999, the Company's bank revolving credit agreements provided $50.0 million of available financing, of which $10.0 million was utilized. Commitments from various banks for short-term borrowings provided an additional $20.0 million available at rates based upon the then prevailing federal funds rate, of which $8.4 million was utilized at January 2, 1999.

The Company believes current cash balances, borrowing under its revolving credit agreements and notes payable to banks, cash flows from operating activities and lease financings will be adequate to meet the Company's working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

YEAR 2000 ISSUE

The Company has completed an assessment of its computer and other operating systems to identify those which could be affected by the "Year 2000" issue. The assessment included the review of business applications hardware and software (information technology, or IT), non-IT areas such as microprocessors and embedded chips, and third parties, including merchandise suppliers and service providers. The Company is monitoring progress toward Year 2000 compliance through the phases detailed in the following table:

------------------------------------------------------------------------------------------------------------------------------
   Project segment              Remediation phase                    Testing phase                  Implementation phase
------------------------------------------------------------------------------------------------------------------------------
IT areas:
  Mainframe and         75% complete                       67% complete                       67% complete
    central servers     Expected completion  Sep. 1999     Expected completion Sep. 1999      Expected completion Oct. 1999

  Stores                78% complete                       54% complete                       54% complete
                        Expected completion  Aug. 1999     Expected completion Aug. 1999      Expected completion Sept. 1999

  Distribution          89% complete                       84% complete                       84% complete
    centers/other       Expected completion Sep. 1999      Expected completion Sep. 1999      Expected completion Oct. 1999
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Non-IT areas            90% complete                       90% complete                       90% complete
                        Expected completion Aug. 1999      Expected completion Aug. 1999      Expected completion Sep. 1999
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Third parties           25% complete                       Not applicable                     Not applicable
                        Expected completion Sep. 1999
------------------------------------------------------------------------------------------------------------------------------

The remediation phase includes modification to, or replacement of, software, hardware or microprocessors, and obtaining assurances from third parties that they have addressed the Year 2000 issue. Testing includes conducting trials adequate to ensure compliance prior to the implementation, or installation, of the compliant solution.

The estimated total costs, excluding internal costs, to complete compliance are $14.9 million, of which $14.5 million will be capitalized and $0.4 million will be charged to expense. As of January 2, 1999, the Company had expended $12.2 million, of which $12.0 million was capitalized and $0.2 million was expensed. The Company does not separately track the internal costs incurred for the Year 2000 project; those costs are principally the payroll and related costs for its information systems group. The costs of the project have been, and will continue to be, funded through operating cash flows.

The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As indicated above, the Company has not completed all necessary phases of the Year 2000 project. Year 2000 risks for the Company include unsuccessful testing of software changes, failed attempts to obtain vendor software and failure on the part of suppliers and service providers. The Company believes that under reasonably likely worst case scenarios, CSDC would be unable to order product or to fill customer orders, and certain supermarket automated data collection processes would revert to manual processes. Such an event could have a material adverse impact on the Company's operating results and financial position. Contingency plans to address those risks have not been fully developed; however, the Company intends to finalize its contingency plan for those risks by May 1999.

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

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are included herein:

                  Exhibit 27 - Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-K

                  On December 24, 1998, the Company filed a Current Report on Form 8-K with respect to the adoption of the Amended and Restated Rights Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MARSH SUPERMARKETS, INC.




February 13, 1999                  By:  /s/ Douglas W. Dougherty
                                        ----------------------------------------
                                        Douglas W. Dougherty
                                        Vice President, Chief Financial Officer,
                                        and Treasurer




February 13, 1999                  By:  /s/ Mark A. Varner
                                        ----------------------------------------
                                        Mark A. Varner
                                        Corporate Controller and
                                        Chief Accounting Officer