Form 10-K
period 1999-03-27
MARSH SUPERMARKETS INC
filed 1999-06-24
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended March 27, 1999

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
         Class A Common Stock
         Class B Common Stock
         7% Convertible Subordinated Debentures, due 2003
         8 7/8% Senior Subordinated Notes, due 2007

       Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: __

       Aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of June 1, 1999: $49,600,485. This calculation assumes all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates", a status which each of the officers and directors may individually disclaim.

       At June 1, 1999, there were 4,010,108 shares of Class A Common Stock and 4,510,478 shares of Class B Common Stock outstanding.

       Portions of the 1999 Annual Report to Shareholders for the year ended March 27, 1999 are incorporated by reference into Parts I and II.

       Portions of the Proxy Statement for the Annual Shareholders' Meeting to be held August 3, 1999 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL
At March 27, 1999, Marsh Supermarkets, Inc. (the "Company" or "Marsh") operated 90 supermarkets and 175 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh owns and operates a specialized convenience store distribution business which serves its Village Pantry stores as well as 1,310 unaffiliated convenience stores in a nine-state area. Marsh also owns and operates a food services division which provides upscale catering, vending, concession and business cafeteria management services.

SUPERMARKETS
At March 27, 1999, the Company operated 77 supermarkets in central Indiana and 13 in western Ohio. The 38 stores in the Indianapolis metropolitan market area constitute the Company's major market. The remaining supermarkets operate in 37 other communities. Revenues from supermarket operations represent approximately 67% of the Company's fiscal 1999 consolidated sales and other revenues.

The Company's supermarket merchandising strategy emphasizes service, quality and convenient one-stop shopping at competitive prices. Of the Company's supermarkets, 60 are open 24 hours a day and 10 are open until midnight, with the remainder having various other schedules. All stores are open seven days a week.

The Company believes providing quality merchandise is an important factor in maintaining and expanding its customer base. In recent years, the Company has devoted a greater proportion of new and remodeled stores to fresh, high quality perishables, such as produce, delicatessen items, baked goods, prepared foods, seafood and floral items. The Company believes fresh produce is an important customer draw; therefore, it focuses on buying premium quality produce worldwide. The geographic concentration of the Company's supermarkets enables the Company to deliver fresh items to its stores quickly and frequently. An extension of this theme is convenient, high quality, ready to eat meals. The "Chef Fresh" program offers take-home items for immediate consumption in 38 stores. These products are prepared in the Company's central kitchen, which is now a shared facility, providing fresh items to most of the Company's divisions.

The Company's new and expanded large superstore format offers customers convenient one-stop shopping. Its Marsh supermarkets feature an extended line of traditional grocery store items as well as service and specialty departments such as delicatessens, bakeries, prepared foods, prime cut meats, fresh seafood, floral and video rental. The Company features nationally advertised and distributed merchandise along with products under its own trademarks, service marks and trade names. Service and specialty departments included in Marsh supermarkets include delicatessens (90 stores), hot prepared foods (61), bakeries (90), prime cut service meat (58), fresh seafood (56), sushi shops (6), floral shops (58), imported cheese shops (49), wines and beer (83), salad bars
(36), video rental (62), cosmetic counters (14) and shoe repair (17). Twenty-seven of the Company's supermarkets include pharmacies in food and drug combination stores. To combat increasing competition from other retail formats, such as wholesale clubs, 46 of the Company's supermarkets also include warehouse-type sections offering large size and multi-pack products typically featured by wholesale clubs, priced competitively with club prices. In addition, banks or savings institutions operate branch facilities in 35 of the Company's stores, and 70 stores offer ATM machines. Home delivery of orders placed by customers via telephone, fax or the Internet is offered to the Indianapolis metropolitan market.

The Company's superstore format is in excess of 75,000 square feet, and its modern conventional supermarket format is approximately 55,000 to 65,000 square feet. The Company currently operates six superstores and eight modern conventional supermarkets. Approximately one-third of the sales area in these stores is devoted to merchandising fresh, high quality perishable products such as delicatessens, bakeries, prepared foods and produce, and approximately 5,000 square feet are devoted to warehouse-type merchandising of bulk club pack merchandise.

The Company has developed a smaller, low-price supermarket format with limited service and specialty departments as an alternative to the large, full service Marsh supermarket. As of March 27, 1999, the Company operated 17 of its supermarkets under this concept. Subsequent to March 27, 1999, a conventional Marsh supermarket was converted to this format. The stores operate under the trade name LoBill Foods. There is an ongoing development program to remodel selected Marsh supermarkets to the LoBill format. The Company believes the LoBill format offers an opportunity to maximize its market area by expanding into smaller communities and inner city metropolitan areas that can be better served by that format and to appeal to the price motivated consumer in markets currently serviced by traditional Marsh stores. In 1999, the Company opened a 7,500 square foot limited selection, stock-up grocery store with an every day low price format operating under the trade name Savin$.

The Company's supermarkets range in size from 7,500 to 81,500 square feet. The average size is approximately 38,300 square feet. The Company has an ongoing development program of constructing larger Marsh supermarkets within its market area and remodeling, enlarging and replacing existing supermarkets. Future development will continue to focus on a food and drug combination store format of approximately 55,000 to 65,000 square feet, with superstores in excess of 75,000 square feet in select locations. The Company believes a larger store format enables it to offer a wider variety of products and expanded service and specialty departments, thereby strengthening its competitive position. The following summarizes the number of stores by size categories:

                                                                    Number
                  Square Feet                                      of Stores
                  -----------                                      ---------
                  More than 75,000. . . . . . . . . . . . . . .         6
                  55,000 - 75,000 . . . . . . . . . . . . . . .         8
                  45,000 - 54,999 . . . . . . . . . . . . . . .         7
                  35,000 - 44,999 . . . . . . . . . . . . . . .        20
                  25,000 - 34,999 . . . . . . . . . . . . . . .        42
                  Less than 25,000 . . . . . . . . . . . . .  .         7
                                                                       --
                                                                       90
                                                                       ==

The Company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The focus of the television campaign promotes a quality and service image rather than specific products and prices. The Indianapolis television market covers approximately 80% of the Company's supermarkets. Various sales enhancement promotional activities, including free grocery and other programs designed to encourage repeat shoppers, are conducted as an important part of the Company's merchandising strategy. The Company utilizes a frequent shopper card program, "Fresh I.D.E.A(R)." The card functions as a check cashing card, video rental card and automatically provides electronic coupons. Further, a customer may select a VISA(R) co-branded credit card option for their Fresh I.D.E.A. card and earn rebates on all credit card purchases regardless of the merchant. The credit card rebates are funded by the Company's bank partner.

CONVENIENCE STORES
At March 27, 1999, the Company operated 175 convenience stores under the Village Pantry trade name. These self-service stores offer a broad selection of grocery, bakery, dairy and delicatessen items, including fresh pastry products and sandwiches prepared in the stores. All of the stores sell money orders and lottery tickets and 100 stores have automated teller bank machines. Approximately 52% of the stores also offer petroleum products. Two-thirds of the petroleum stores are branded by Marathon, a marketer to 3,100 locations in 12 midwestern and southeastern states. Revenues from the convenience stores represented approximately 11% of the Company's fiscal 1999 consolidated sales and other revenues. Carry-out cold beer, a high-volume item typically found in convenience stores in other states, may be sold only by package liquor stores and taverns in Indiana; accordingly, it is not sold in the Company's convenience stores in Indiana. In Indiana, all but 11 of the Company's convenience stores are open 24 hours a day; the remaining stores close at midnight. All stores are open seven days a week.

The Company has added higher margin food and beverage products, such as store-prepared pizza (42 stores), chicken (48), and self-service fountain drinks, as well as sit-down eating areas in 49 stores. The Company is a Taco Bell Express franchisee in three stores which increases the variety of available fast food. These stores include drive-thru service. The Company has also partnered with Shell Oil Company in the Kokomo, Indiana and Anderson, Indiana markets whereby the Company receives a fixed fee and a commission based on fuel sales above a base level without investing capital in the fuel inventory or dispensing equipment. Six stores have drive-thru car washes.

The Company has an ongoing program of remodeling, upgrading and replacing existing Village Pantry stores with particular emphasis on developing locations that will yield a high volume of gasoline sales. New stores generally average 3,700-5,000 square feet, compared to 1,800-2,500 square feet for older stores. The larger size accommodates the aforementioned new food products. In constructing new stores, and remodeling and expanding existing stores, the Company tailors the format to each specific market, with heavy emphasis on food service in areas which the Company believes to be less susceptible to intense competition from major fast food operators, such as smaller towns and high density neighborhoods.

CONVENIENCE STORE DISTRIBUTING COMPANY ("CSDC")
CSDC serves the Company's Village Pantry stores and over 1,300 unaffiliated stores in a nine-state area. CSDC distributes a wide range of products typically sold in convenience stores, including groceries, cigarette and other tobacco products, snack items, housewares and health and beauty care products. Customers have the opportunity to order most product lines in single units. CSDC owns a 210,000 square foot warehouse and distribution facility in Richmond, Indiana, which the Company estimates is operating at 70% of capacity. CSDC utilizes its own trucks and drivers for its transportation needs. The CSDC sales and marketing staff of approximately 45 employees services existing customers and actively solicits new customers. CSDC accounted for approximately 20% of the Company's fiscal 1999 consolidated sales and other revenues.

CRYSTAL FOOD SERVICES
The Company's food service operation does business under the trade name Crystal Food Service. It offers a range of services including banquet hall catering, special events catering, concession services, vending and cafeteria management. The Company focuses on presenting expertly prepared cuisine of unsurpassed freshness and quality in all of its food service operations. The Company began its food service operations in 1993 with ALLtimate Catering and expanded in January 1995 with the acquisition of Crystal Catering. In May 1995, the Company expanded again with the acquisition of Martz and Associates Food Services. The Company intends to expand the food services operations through the solicitation of new customers and possible acquisition of businesses that will complement the existing operations.

The combination of these operations has created a unique range of services, products and facilities. The Company's banquet hall facilities include the Crystal Yacht Club, the Indiana Roof Ballroom and the Murat Shrine Centre. The Company caters special events at the Indianapolis Motor Speedway, Conner Prairie Museum, Indianapolis Museum of Art, the Eiteljorg Western Museum of Art, the RCA Tennis Championships and the Horizon Convention Center in Muncie, Indiana. The Company also provides concession services at the Indianapolis Zoo, Conner Prairie, the Indiana State Fairgrounds, Prairie View Golf Club and Eagle Point Resort Cafe, and cafeteria management to 12 major employers and vending services to over 100 clients throughout the greater Indianapolis area. The Company's food service operation also provides meals at the child development centers for Marsh and Eli Lilly and Company in Indianapolis.

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

The Company's supermarket transportation function is performed through a subsidiary which leases most of its tractor/trailer fleet under long term, full service leases with Ruan Transportation Management Systems ("Ruan"), an unaffiliated transportation management and equipment leasing company. This service is provided under a seven year contract, dated September 18, 1987, which is automatically renewed for successive one year terms unless canceled by Ruan or the Company at least 60 days prior to the anniversary date, subject to early cancellation in stages under certain conditions. Under the arrangement, Ruan employs the drivers, dispatchers and maintenance personnel who perform the Company's distribution function.

MANAGEMENT INFORMATION SYSTEMS
All of the Company's supermarkets are equipped with electronic scanning checkout systems to minimize item pricing, provide more efficient and accurate checkout line operation, and provide product movement data for merchandising decisions and other purposes. The checkout systems are integrated with the Company's frequent shopper card program to provide customer specific data to facilitate individualized marketing programs. Additionally, the Company is in the process of upgrading supermarket front-end systems and scale equipment, and implemented new inventory/procurement distribution software in 1999. Point-of-sale electronic funds transfer and credit card systems are in place in the supermarkets. Through the use of a bank debit card, a customer can authorize the immediate transfer of funds from their account to the Company at the point of purchase.

The Company utilizes in-store micro-computers in the supermarkets to automate various tasks, such as electronic messaging, processing the receiving and billing of vendor direct-store-delivered (DSD) merchandise, processing of video rentals, processing pharmacy records in the 27 food and drug combination stores, and time keeping for payroll processing. In 1998, the Company completed installation of a wide area network for data communications between the corporate office, supermarkets, warehouses and CSDC. Future supermarket applications currently under development include computer-assisted reordering and an electronic shelf tag program. All convenience stores are equipped with micro-computers for electronic transmission of accounting and merchandising data to headquarters, electronic messaging and processing DSD merchandise receiving and billing.

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

EMPLOYEES
The Company has approximately 13,400 employees. Approximately 7,950 employees are employed on a part-time basis. All employees are non-union, except approximately 200 supermarket distribution facility employees who are unionized under two three-year collective bargaining agreements which extend to May, 2001. The Company considers its employee relations to be excellent.

The Company opened a child development center in fiscal 1997 in an effort to help employees meet day care needs. The operation is located in a 12,500 square foot facility near one of the Company's supermarkets in Carmel, Indiana. Marsh owns the building and the equipment. The center is operated by an unaffiliated child care firm. The service is limited to the Company's employees and immediate family members and operates five days a week.

REGULATORY MATTERS
As a retailer of alcoholic beverages, tobacco products and gasoline, the Company is subject to federal and state statutes, ordinances and regulations concerning the storage and sale of these products. The Company is aware of the existence of petroleum contamination at 30 Village Pantry locations and has commenced remediation at each of these sites. The cost of remediation varies significantly depending on the extent, source and location of the contamination, geological and hydrological conditions and other factors.

ITEM 2.  PROPERTIES

The following table summarizes the per unit and aggregate size of the retail facilities operated by Marsh, together with an indication of the age of the total square footage operated.

                                           Per Store
                     Footage Operated       Average       0-6 Years    6-12 Years      Over 12 Years
                     ----------------      ---------      ---------    ----------      -------------
Supermarkets           3,453,000            38,300           36%           36%             28%
Convenience Stores       509,000             2,900           20%           39%             41%
                       ---------
                       3,962,000
                       =========




Owned and leased retail facilities are summarized as follows:

                                                                           Convenience
                                                           Supermarkets       Stores
                                                           ------------    -----------
                  Owned                                         33              127
                  Leased:
                    Fixed rentals only                          29               28
                    Fixed plus contingent rentals               28               20
                                                                --              ---
                                                                57               48
                                                                --              ---
                                                                90              175
                                                                ==              ===

All leases, except for six supermarkets and 16 Village Pantry stores, have one to four renewal options for periods of two to five years each. The majority of leases provide for payment of property taxes, maintenance and insurance by the Company. In addition, the Company is obligated under leases for 21 closed stores, of which eight were subleased at March 27, 1999.

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

A 191,000 square foot refrigerated perishable products handling facility in Yorktown, Indiana, serves as the distribution center for meat, produce and delicatessen items. The facility was completed in 1981 and was financed by an economic development bond. Ownership of the facility was conveyed back to the Company in 1996, and the warehouse was expanded and updated in fiscal 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 1999.

EXECUTIVE OFFICERS OF REGISTRANT

Information required by Item 10 with respect to the Registrant's executive officers is set forth below. Each officer has been elected for a term to expire in August 1999 or upon election of the officer's successor by the Board of Directors.

     NAME                        POSITION                      AGE             FAMILY RELATIONSHIP
     ----                        --------                      ---             -------------------
DON E. MARSH            Chairman of the Board, President        61            Son of Garnet R. Marsh;
                        and Chief Executive Officer                           brother of  William L. Marsh

Mr. Don E. Marsh has held his current position as Chairman of the Board of Directors, President and Chief Executive Officer of the Company for more than the past five years. He has been employed by the Company in various supervisory and executive capacities since 1961.

--------------------------------------------------------------------------------------------
FRANK J. BRYJA          President and Chief Operating           57                 None
                        Officer, Supermarket Division

Mr. Frank J. Bryja has held his current position since August 1996. For more than five years prior thereto, he served as Vice President-Merchandising. He has been employed by the Company in various supervisory and executive capacities since 1965.

--------------------------------------------------------------------------------------------
P. LAWRENCE BUTT        Senior Vice President, Counsel          57                 None
                        and Secretary

Mr. P. Lawrence Butt has held his current position since August 1997. For more than the five years prior thereto, he served as Vice President, Counsel and Secretary. In May 1998, he was elected a director of the Company. He has been employed by the Company in various executive capacities since 1977.

--------------------------------------------------------------------------------------------
DOUGLAS W. DOUGHERTY    Senior Vice President, Chief Financial  55                 None
                        Officer and Treasurer

Mr. Douglas W. Dougherty has held his current position since August 1997. He has been employed by the Company as Chief Financial Officer since March 1994. His prior experience includes senior financial executive positions with Hartmarx, Inc. from November 1990 to March 1994. Prior experience includes senior management positions at Dayton Hudson Corp. and The May Department Stores Company.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
WILLIAM L. MARSH        Senior Vice President - Property        55       Son of Garnet R. Marsh;
                        Management                                       brother of Don E. Marsh

Mr. William L. Marsh has held his current position since August 1997. For more than five years prior thereto, he served as Vice President-General Manager, Property Management. In May 1991, he was elected a director of the Company. He has been employed by the Company in various supervisory and executive capacities since 1974.

--------------------------------------------------------------------------------------------------
RONALD R. WALICKI       President and Chief Operating           61       None
                        Officer, International Division

Mr. Ronald R. Walicki has held his current position since August 1998. Prior thereto, he served as President and Chief Operating Officer, Village Pantry Division, since August 1996, Executive Vice President, Supermarket Division, since February 1994, and President and Chief Operating Officer of Marsh Village Pantries, Inc. since February 1992. For more than five years prior to February 1992, he served as Vice President - General Manager, Supermarket Division. He has been employed by the Company in various supervisory and management positions since 1965.

-------------------------------------------------------------------------------------------------
RANDOLPH L. POKORZYNSKI    President and Chief Operating                    None
                           Officer, Village Pantry Division

Mr. Randolph L. Pokorzynski has held his current position since August 1998. Prior thereto, he served as Vice President-Grocery Merchandising, Supermarket Division, since August 1997, Director-Grocery Merchandising, Supermarket Division, since July 1996 and Director of Marketing, Village Pantry Division since October 1991. He has been employed by the Company in various supervisory and management positions since January 1980.

-------------------------------------------------------------------------------------------------
THEODORE R. VARNER         President and Chief Operating           63       None
                           Officer, Convenience Store
                           Distributing Company Division

Mr. Theodore R. Varner has held his current position since August 1994. For more than five years prior thereto, he served as Vice President - General Manager, Convenience Store Distributing Company Division.

-------------------------------------------------------------------------------------------------
JACK J. BAYT               President and Chief Operating           42       None
                           Officer, Crystal Food Services Division


Mr. Jack J. Bayt has held his current position since January 1995. For more than five years prior thereto, he was President and Chief Executive Officer of Crystal Catering of Indiana, Inc.

-------------------------------------------------------------------------------------------------
MARK A. VARNER             Corporate Controller                    49       None

Mr. Mark A. Varner has held his current position since 1990. He has been employed by the Company in various accounting positions since 1971.

-------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Information on Common Stock and Shareholder Matters on pages 33, 34 and 35 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data on page 16 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 21 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk on page 21 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto on pages 23 to 35 of the 1999 Annual Report to Shareholders are incorporated herein by reference.

Quarterly Financial Data on page 17 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

In accordance with Instruction G(3), except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from those parts of Registrant's definitive Proxy Statement captioned "Election of Directors", "Compensation of Executive Officers", "Security Ownership of Management and Certain Beneficial Owners", and "Certain Relationships and Related Transactions", respectively, which Proxy Statement shall, pursuant to Regulation 14A, be filed with the Commission not later than 120 days after March 27, 1999, the end of the fiscal year covered by this report. As permitted by instruction G(3), the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of Registrant".

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1) The following consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries, included in the 1999 Annual Report to Shareholders are incorporated by reference in Item 8.

           Consolidated Balance Sheets as of March 27, 1999 and March 28, 1998.

           Consolidated Statements of Income for each of the three years in the period ended March 27, 1999.

           Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended March 27, 1999.

           Consolidated Statements of Cash Flows for each of the three years in the period ended March 27, 1999.

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

       (3) The following exhibits are included in Item 14(c):

Exhibit 3  (a) -  Restated Articles of Incorporation, as amended as of May 15,
                  1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (b) - By-Laws as amended as of November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.
Exhibit 4  (a) -  Articles V, VI and VII of the Company's Restated Articles of
                  Incorporation, as amended as of May 15, 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (b) - Articles I and IV of the Company's By-Laws, as amended as of August 7, 1990 Incorporated by reference to Form 10-Q for the quarter ended January 5, 1991.
           (c) - Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the Securities and Exchange Commission upon its request Incorporated by reference to Form 10-K for the year ended March 27, 1987.
           (d) - Note Agreement, dated as of May 1, 1988, for $25,000,000 9.48% Senior Notes due June 30, 2003 - Incorporated by reference to Form 10-Q for the quarter ended June 25, 1988.
           (e) - Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank, as rights agent - Incorporated by reference to Form 8-K, dated December 21, 1998.
           (f) - Note Agreement, dated as of October 15, 1992, for $35,000,000 8.54% Senior Notes, Series A, due December 31, 2007, and $15,000,000 8.13% Senior Notes, Series B, due December 31, 2004 - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-56738).
           (g) - Indenture, dated as of February 15, 1993, between Marsh Supermarkets, Inc. and Society National Bank, as trustee, including form of Indenture, for $17,500,000 7% Convertible Subordinated Debentures, due 2003 - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-56738).
           (h) - Amendment to Note Agreements and Assumption Agreement, dated March 29, 1997, for $35,000,000 8.54% Senior Notes, Series A, due December 31, 2007, and $15,000,000 8.13%, Series B, due
                  December 31, 2004 - Incorporated by reference to form 10-K for the year ended March 29, 1997.

           (i) - Amendment to Note Agreements and Assumption Agreement, dated March 29, 1997, for $25,000,000 9.48% Senior Notes, due June 20, 2003 - Incorporated by reference to Form 10-K for the year ended March 29, 1997.
           (j) - Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 - Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).
           (k) - First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 - Incorporated by reference to Annual Report on Form 10-K for the year ended March 28, 1998.

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

                  Management Contracts and Compensatory Plans.

           (c) - Marsh Supermarkets, Inc. 1987 Stock Option Plan - Incorporated by reference to Registration Statement on Form S-8 (File No. 33-33427).
           (d) - Amendment to the Marsh Supermarkets, Inc. 1987 Stock Option Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.
           (e) - Amended and Restated Employment and Severance Agreements, dated December 3, 1992 Incorporated by reference to Registration Statement on Form S-2(File No. 33-56738).
           (f) - Marsh Supermarkets, Inc. 1980 Marsh Stock Plan - Incorporated by reference to Registration Statement on Form S-8 (File No. 2-74859).
          (g) - Amendment to the Marsh Supermarkets, Inc. 1980 Marsh Stock Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.
          (h) - Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).
          (i)  -  Indemnification Agreements - Incorporated by reference to
                  Form 10-Q for quarter ended January 6, 1990.
          (j)  -  Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan
                  - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.
          (k) - Marsh Supermarkets, Inc. Executive Life Insurance Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
          (l) - Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
          (m) - Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors - Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.
          (n) - Employment contracts, dated January 1, 1995 - Incorporated by reference to Form 10-Q for the quarter ended January 7, 1995.
          (o) - Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.
          (p) - Severance Benefits Agreements, dated as of January 1, 1996 - Incorporated by reference to Form 10-K for the year ended March 29, 1997.
          (q) - Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh - Incorporated by reference to Form 10-K for the year ended March 29, 1997.
          (r)  -  Form of Restricted Stock Agreement, dated as of September
                  15, 1997 - Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.
          (s)  -  Form of Employment Contract, dated as of June 1, 1997
                  - Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.
          (t) - Marsh Supermarkets, Inc. Outside Directors' Stock Plan, as adopted November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.
          (u) - Marsh Supermarkets, Inc. 1998 - Stock Incentive Plan, effective as of June 1, 1998 - Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.
          (v) - Executive Stock Purchase Plan of Marsh Supermarkets, Inc., effective as of September 1, 1998 - Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

    Exhibit 13 -  1999 Annual Report to Shareholders (only portions specifically incorporated by reference are included herein).

     Exhibit 21 - Subsidiaries of the Registrant.

     Exhibit 23 - Consent of Independent Auditors.

     Exhibit 27 - Financial Data Schedule for the year for which this report is filed (for SEC use only).


 (b)     Reports on Form 8-K:
         There were no reports on Form 8-K filed by the Registrant with respect to the fourth quarter of its fiscal year ended March 27, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MARSH SUPERMARKETS, INC.


June 22, 1999                     By:        /s/ Don E. Marsh
                                       ---------------------------------------
                                         Don E. Marsh, President and
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


June 22, 1999                            /s/ Don E. Marsh
                                  --------------------------------------------
                                  Don E. Marsh, Chairman of the Board,
                                  President and Chief Executive Officer and
                                  Director

June 22, 1999                           /s/ Douglas W. Dougherty
                                  --------------------------------------------
                                  Douglas W. Dougherty, Senior Vice President,
                                  Chief Financial Officer and Treasurer

June 22, 1999                           /s/ Mark A. Varner
                                  --------------------------------------------
                                  Mark A. Varner, Corporate Controller

June 22, 1999                           /s/ William L. Marsh
                                  --------------------------------------------
                                  William L. Marsh, Senior Vice
                                  President-Property Management, and Director

June 22, 1999                           /s/ P. Lawrence Butt
                                  --------------------------------------------
                                  P. Lawrence Butt, Senior Vice President,
                                  Counsel and Secretary, and Director

June 22, 1999                           /s/ Garnet R. Marsh
                                  --------------------------------------------
                                  Garnet R. Marsh, Director

June 22, 1999                           /s/ J. Michael Blakley
                                  --------------------------------------------
                                  J. Michael Blakley, Director

June 22, 1999                           /s/ Charles R. Clark
                                  --------------------------------------------
                                  Charles R. Clark, Director

June 22, 1999                           /s/ Stephen M. Huse
                                  -------------------------------------------
                                  Stephen M. Huse, Director

June 22, 1999                           /s/ Catherine A. Langham
                                  -------------------------------------------
                                  Catherine A. Langham, Director

June 22, 1999                           /s/ James K. Risk
                                  -------------------------------------------
                                  James K. Risk, III, Director

June 22, 1999                           /s/ K. Clay Smith
                                  -------------------------------------------
                                  K. Clay Smith, Director

Exhibit Index                                                                        Page No.
-------------                                                                        --------
Exhibit 3  (a) -  Restated Articles of Incorporation, as amended as of May 15,
                  1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (b) -  By-Laws, as amended as of November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3,
                  1998.
Exhibit 4  (a) -  Articles V, VI and VII of the Company's Restated Articles of
                  Incorporation, as amended as of May 15, 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (b) -  Articles I and IV of the Company's By-Laws, as amended as of
                  August 7, 1990 - Incorporated by reference to Form 10-Q for the quarter ended January 5, 1991.
           (c) -  Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the
                  Securities and Exchange Commission upon its request
                  Incorporated by reference to Form 10-K for the year ended
                  March 27, 1987.
           (d) -  Note Agreement, dated as of May 1, 1988, for $25,000,000
                  9.48% Senior Notes due June 30, 2003 - Incorporated by
                  reference to Form 10-Q for the quarter ended June 25, 1988.
           (e) -  Amended and Restated Rights Agreement, dated as of December
                  24, 1998, between Marsh Supermarkets, Inc. and National City
                  Bank, as rights agent - Incorporated by reference to Form 8-K, dated December 21, 1998.
           (f) -  Note Agreement, dated as of October 15, 1992, for
                  $35,000,000 8.54% Senior Notes, Series A, due December 31,
                  2007, and $15,000,000 8.13% Senior Notes, Series B, due
                  December 31, 2004 - Incorporated by reference to Registration
                  Statement on Form S-2 (File No. 33-56738).
           (g) -  Indenture, dated as of February 15, 1993, between Marsh
                  Supermarkets, Inc. and Society National Bank, as trustee,
                  including form of Indenture for $17,500,000 7% Convertible
                  Subordinated Debentures, due 2003 - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-56738).
           (h) -  Amendment to Note Agreements and Assumption Agreement, dated
                  March 29, 1997, for $35,000,000 8.54% Senior Notes, Series A,
                  due December 31, 2007, and $15,000,000 8.13%, Series B, due
                  December 31, 2004 - Incorporated by reference to form 10-K for the year ended March 29, 1997.
           (i) -  Amendment to Note Agreements and Assumption Agreement, dated
                  March 29, 1997, for $25,000,000 9.48% Senior Notes, due June
                  20, 2003 - Incorporated by reference to Form 10-K for the year ended March 29, 1997.
           (j) -  Indenture, dated August 5, 1997, between Marsh Supermarkets,
                  Inc. and certain of its subsidiaries and State Street Bank and
                  Trust Company, as trustee, for $150,000,000 8-7/8% Senior
                  Subordinated Notes, due 2007 - Incorporated by reference to
                  Registration Statement on Form S-4 (File No. 333-34855).
           (k) -  First Supplemental Indenture between Marsh Supermarkets,
                  Inc. and certain of its subsidiaries and State Street Bank and
                  Trust Company, as trustee, dated December 31, 1997 -
                  Incorporated by reference to Annual Report on Form 10-K for the year ended March 28, 1998.
Exhibit 10 (a) -  Agreements between Ruan Leasing Company and Marsh
                  Supermarkets, Inc., dated September 18, 1987 - Incorporated by reference to Registration Statement on Form S-2 (File No.
                  33-17730).
           (b) -  Lease agreements relating to warehouse located at 333 South
                  Franklin Road, Indianapolis, Indiana - Incorporated by
                  reference to Registration Statement on Form S-2 (File No.
                  33-17730).

                  Management Contracts and Compensatory Plans.

           (c) - Marsh Supermarkets, Inc. 1987 Stock Option Plan - Incorporated by reference to Registration Statement on Form S-8 (File No.
                  33-33427).
           (d) -  Amendment to the Marsh Supermarkets, Inc. 1987 Stock Option
                  Plan - Incorporated by reference to Proxy Statement, dated
                  March 22, 1991, for a Special Meeting of Shareholders held May
                  1, 1991.
           (e) - Amended and Restated Employment and Severance Agreements, dated December 3, 1992 Incorporated by reference to Registration Statement on Form S-2 (File No. 33-56738).
           (f) -  Marsh Supermarkets, Inc. 1980 Marsh Stock Plan -
                  Incorporated by reference to Registration Statement on Form
                  S-8 (File No. 2-74859).


           (g) -  Amendment to the Marsh Supermarkets, Inc. 1980 Marsh Stock
                  Plan - Incorporated by reference to Proxy Statement, dated
                  March 22, 1991, for a Special Meeting of Shareholders held May
                  1, 1991.
           (h) -  Supplemental Retirement Plan of Marsh Supermarkets, Inc. and
                  Subsidiaries Incorporated by reference to Registration
                  Statement on Form S-2 (File No. 33-17730).
           (i) -  Indemnification Agreements - Incorporated by reference to
                  Form 10-Q for the quarter ended January 6, 1990.
           (j) -  Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan
                  - Incorporated by reference to Proxy Statement, dated March
                  22, 1991, for a Special Meeting of Shareholders held May 1,
                  1991.
           (k) -  Marsh Supermarkets, Inc. Executive Life Insurance Plan -
                  Incorporated by reference to Form 10-K for the year ended
                  March 30, 1991.
           (l) -  Marsh Supermarkets, Inc. Executive Supplemental Long-Term
                  Disability Plan Incorporated by reference to Form 10-K for the year ended March 30, 1991.
           (m) -  Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside
                  Directors - Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.
           (n) - Employment contracts, dated January 1, 1995 - Incorporated by reference to Form 10-Q for the quarter ended January 7, 1995.
           (o) -  Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock
                  Incentive Plan - Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held
                  August 1, 1995.
           (p) -  Severance Benefits Agreements, dated as of January 1, 1996.
                  - Incorporated by reference to Form 10-K for the year ended
                  March 29, 1997.
           (q) -  Form of Split Dollar Insurance Agreement for the benefit of
                  Don E. Marsh - Incorporated by reference to Form 10-K for the year ended March 29, 1997.
           (r) -  Form of Restricted Stock Agreement, dated as of September
                  15, 1997 - Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.
           (s) -  Form of Employment Contract, dated as of June 1, 1997
                  -Incorporated by reference to Form 10-Q for the quarter ended
                  October 11, 1997.
           (t) - Marsh Supermarkets, Inc. Outside Directors' Stock Plan, as adopted November 26, 1997 Incorporated by reference to Form
                  10-Q for the quarter ended January 3, 1998.
           (u) - Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.
           (v) Executive Stock Purchase Plan of Marsh Supermarkets, Inc., effective as of September 1, 1998 - Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual
                  Meeting of Shareholders held August 4, 1998.

     Exhibit 13 - Annual Report to Shareholders (only portions specifically incorporated by reference are included herein).

     Exhibit 21 - Subsidiaries of the Registrant.

     Exhibit 23 - Consent of Independent Auditors.

     Exhibit 27 - Financial Data Schedule for the year for which this report is filed (for SEC use only).