Form 10-Q
period 1999-06-19
MARSH SUPERMARKETS INC
filed 1999-07-28
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 19, 1999

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


         Number of shares outstanding of each class of the registrant's common stock as of July 7, 1999:

                   Class A Common Stock  -  4,004,408 shares
                   Class B Common Stock  -  4,499,778 shares
                                            ---------
                                            8,504,186 shares
                                            =========

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MARSH SUPERMARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (Unaudited)

                                                         12 Weeks Ended
                                                    -----------------------
                                                    June 19,       June 20,
                                                      1999           1998
                                                    --------       --------
Sales and other revenues                            $394,266       $360,622
Cost of merchandise sold, including
   warehousing and transportation                    296,183        271,213
                                                    --------       --------
Gross profit                                          98,083         89,409
Selling, general and administrative                   82,806         75,705
Depreciation and amortization                          5,457          4,897
                                                    --------       --------
Operating income                                       9,820          8,807
Interest and debt expense amortization                 4,871          4,284
                                                    --------       --------
Income before income taxes                             4,949          4,523
Income taxes                                           1,668          1,495
                                                    --------       --------
Net income                                          $  3,281       $  3,028
                                                    ========       ========


Earnings per common share                           $    .39       $    .37
                                                    ========       ========

Earnings per common share - assuming dilution       $    .36       $    .34
                                                    ========       ========

Dividends per share                                 $    .11       $    .11
                                                    ========       ========



See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                June 19,      March 27,      June 20,
                                                                  1999          1999           1998
                                                               ---------      ---------      ---------
                                                              (Unaudited)      (Note A)     (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                                         $  24,263      $  30,520      $  29,874
  Accounts receivable                                             39,978         36,096         30,828
  Inventories, less LIFO reserve; June 19, 1999 - $12,216;
      March 27, 1999 - $12,141; June 20, 1998 - $15,144          109,079        107,336        100,004
  Prepaid expenses                                                 4,751          9,768          3,837
  Recoverable income taxes                                            --            308            768
                                                               ---------      ---------      ---------
Total current assets                                             178,071        184,028        165,311
Property and equipment, less allowances for depreciation         279,557        278,639        261,384
Other assets                                                      50,044         47,016         44,161
                                                               ---------      ---------      ---------
                                                               $ 507,672      $ 509,683      $ 470,856
                                                               =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                        $     300      $      --      $   5,300
  Accounts payable                                                73,834         69,466         64,721
  Accrued liabilities                                             46,204         45,507         46,030
  Current maturities of long-term liabilities                      3,133          2,990          2,612
                                                               ---------      ---------      ---------
       Total current liabilities                                 123,471        117,963        118,663

Long-term liabilities:
  Long-term debt                                                 218,486        228,900        205,497
  Capital lease obligations                                       13,344         12,820          5,653
                                                               ---------      ---------      ---------
      Total long-term liabilities                                231,830        241,720        211,150

Deferred items:
   Income taxes                                                   11,936         11,768         10,364
   Other                                                          13,522         13,752         12,586
                                                               ---------      ---------      ---------
       Total deferred items                                       25,458         25,520         22,950

Shareholders' Equity:
  Common stock, Classes A and B                                   25,393         25,239         24,784
  Retained earnings                                              111,183        108,841        103,019
  Cost of common stock in treasury                                (6,962)        (6,710)        (7,487)
  Deferred cost - restricted stock                                (2,223)        (2,418)        (1,887)
  Notes receivable - stock options                                  (478)          (472)          (336)
                                                               ---------      ---------      ---------
       Total shareholders' equity                                126,913        124,480        118,093
                                                               ---------      ---------      ---------
                                                               $ 507,672      $ 509,683      $ 470,856
                                                               =========      =========      =========


See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                             12 Weeks Ended
                                                         ----------------------
                                                         June 19,      June 20,
                                                           1999          1998
                                                         --------      --------
OPERATING ACTIVITIES
Net income                                               $  3,281      $  3,028
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                            5,457         4,897
   Amortization of other assets                             1,363         1,025
   Changes in operating assets and liabilities              4,934         4,149
   Other                                                     (774)          155
                                                         --------      --------
Net cash provided by operating activities                  14,261        13,254

INVESTING ACTIVITIES
Net acquisition of property, equipment and land            (6,753)      (19,349)
Other investing activities                                 (2,956)         (225)
                                                         --------      --------
Net cash used for investing activities                     (9,709)      (19,574)

FINANCING ACTIVITIES
Proceeds from short-term borrowings                           300         5,300
Proceeds from long-term borrowing                          25,000            --
Repayments of long-term debt and capital leases           (35,747)       (1,505)
Proceeds from sale/leaseback                                1,000            --
Purchase of shares for treasury                              (422)         (225)
Cash dividends paid                                          (940)         (927)
Other financing activities                                     --             5
                                                         --------      --------
Net cash provided by (used for) financing activities      (10,809)        2,648

Net decrease in cash and equivalents                       (6,257)       (3,672)
Cash and equivalents at beginning of period                30,520        33,546
                                                         --------      --------
Cash and equivalents at end of period                    $ 24,263      $ 29,874
                                                         ========      ========


See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (in thousands except per share amounts, or as otherwise noted)

JUNE 19, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. This report should be read in conjunction with the Company's Consolidated Financial Statements for the year ended March 27, 1999. The balance sheet at March 27, 1999, has been derived from the audited financial statements at that date.

The Company's fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to "2000" and "1999" relate to the fiscal years ending April 1, 2000 and March 27, 1999, respectively.

The condensed consolidated financial statements for the twelve week periods ended June 19, 1999 and June 20, 1998, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented. Certain items in the 1999 condensed consolidated financial statements were reclassified to conform with the 2000 presentation.

Operating results for the twelve week period ended June 19, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2000.

NOTE B - LONG-TERM DEBT AND GUARANTOR SUBSIDIARIES

Other than three inconsequential subsidiaries, all of the Company's subsidiaries (the "Guarantors") have fully and unconditionally guaranteed on a joint and several basis the Company's obligations under the $150.0 million of 8 7/8% Senior Subordinated Notes. The Guarantors are 100% wholly-owned subsidiaries of the Company. The Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than three inconsequential subsidiaries). The Company has not presented separate financial statements and other disclosures concerning each Guarantor because management believes that such information is not material to investors.

Summarized combined financial information for the Guarantors is set forth below:

                             June 19,       March 27,      June 20,
                               1999           1999           1998
                             --------       --------       --------
Current assets               $178,071       $178,504       $161,626
Current liabilities           114,820        111,778        109,859
Noncurrent assets             285,434        280,966        257,368
Noncurrent liabilities         61,647         71,249         38,182

                                 12 Weeks Ended
                          ----------------------------
                          June 19,            June 20,
                            1999                1998
                          --------            --------
Total revenues            $394,262            $360,619
Gross profit                98,079              89,406
Net income                   6,520               6,352

NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of the numerators and denominators used in the computation of earnings per share and diluted earnings per share:

                                                               12 Weeks Ended
                                                       ----------------------------
                                                       June 19,            June 20,
                                                         1999                1998
                                                        -------             -------
Numerator for earnings per share                        $ 3,281             $ 3,028
Effect of convertible debentures                            214                 216
                                                        -------             -------
Numerator for diluted earnings per share -
  income after assumed conversions                      $ 3,495             $ 3,244
                                                        =======             =======

Weighted average shares outstanding                       8,511               8,421
  Non-vested restricted shares                             (178)               (151)
                                                        -------             -------
Denominator for earnings per share                        8,333               8,270
Effect of dilutive securities:
  Non-vested restricted shares                              178                 151
  Employee stock options                                     26                 108
  Convertible debentures                                  1,290               1,290
                                                        -------             -------
Denominator for diluted earnings per share -
  adjusted weighted average shares                        9,827               9,819
                                                        =======             =======

NOTE D - BUSINESS SEGMENTS

The Company operates within two business segments; the retail sale of food and related products through supermarkets, convenience stores and food services, and the wholesale distribution of food and related products by CSDC, principally to unaffiliated convenience stores.

Segment information is set forth in the following table:

                                          Retail        Wholesale       Consolidated
                                          ------        ---------       ------------
Twelve weeks ended June 19, 1999

External revenues                        $314,495         $79,771         $394,266
Intersegment revenues                       7,743          21,345           29,088
Income before income taxes                  4,342             607            4,949

Twelve weeks ended June 20, 1998

External revenues                        $290,675         $69,947         $360,622
Intersegment sales                          7,111          18,193           25,304
Income before income taxes                  3,530             993            4,523

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements due to known and unknown risks and uncertainties which could adversely affect future results, liquidity and capital resources. These factors include softness in the general retail food industry, the entry of new competitive stores in the Company's market, the stability of distribution incentives from suppliers, the level of discounting by competitors, the timely and on-budget completion of store construction, expansion, conversion and remodeling, uncertainties relating to tobacco and environmental matters, the ability of the Company and significant third parties with whom it does business to effect conversions to new technological systems, including being Year 2000 compliant, and the level of margins achievable in the Company's operating divisions and their ability to minimize operating expenses. Although management believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

                                                                 First Quarter
                                                   -----------------------------------------
                                                   Percentage of Revenues
                                                   -----------------------        Percentage
                                                    2000             1999           Change
                                                   ------           ------        ----------
Sales and other revenues                           100.0%           100.0%            9.3%
Gross profit                                        24.9%            24.8%            9.7%
Selling, general and administrative                 21.0%            21.0%            9.4%
Depreciation and amortization                        1.4%             1.4%           11.4%
Operating income                                     2.5%             2.4%           11.5%
Interest and debt expense amortization               1.2%             1.2%           13.7%
Income taxes                                         0.4%             0.4%           11.6%
Net income                                           0.8%             0.8%            8.4%


SALES AND OTHER REVENUES

In the first quarter of 2000, consolidated sales and other revenues increased $33.6 million, or 9.3%, compared to the first quarter of 1999, to $394.3 million. Supermarket revenues increased $16.1 million, Village Pantry revenues increased $5.8 million, CSDC revenues increased $9.8 million and Crystal Food Service revenues increased $1.8 million. Retail sales (excluding fuel sales) increased 7.0% from the prior year quarter. Sales in comparable supermarkets and convenience stores, including replacement stores and format conversions, increased 5.7% from the first quarter of 1999. Approximately 75% of the increase in supermarket revenues was attributable to comparable store gains with the remaining 25% from new stores. The increase in Village Pantry revenues was nearly evenly split between inside store revenues and gains in fuel gallons sold. The increase in CSDC revenues was essentially attributable to higher cigarette manufacturer prices passed on to customers.

GROSS PROFIT

Gross profit is calculated net of warehousing, transportation, and promotional expenses. In the first quarter of 2000, consolidated gross profit increased $8.7 million, or 9.7%, to $98.1 million from $89.4 million for the year earlier quarter as a result of both increased sales and improved gross profit percentages. As a percentage of revenues, gross profit was 24.9% in the first quarter of 2000 compared to 24.8% for the prior year. Gross profit increased in supermarkets, Village Pantry and Crystal Food Service, but declined in CSDC. Gross profit as a percentage of revenues increased in supermarkets, declined in Village Pantry due to competitive pressures and as a result of higher fuel sales at a gross profit rate lower than that achieved on inside sales, declined in CSDC due to competitors' cigarette pricing and declined in Crystal Food Service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the first quarter of 2000, selling, general and administrative (SG&A) expenses increased $7.1 million, or 9.4%, to $82.8 million from $75.7 million for the comparable quarter of 1999. As a percentage of revenues, SG&A expenses were 21.0% in both quarters. The higher expenses were primarily attributable to a $4.6 million increase in wage and fringe benefits costs, a $1.4 million increase in advertising and a $1.5 million increase in other store operating costs. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, increased 1.8% due to wage rate increases and increased labor hours resulting from same store sales gains.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the first quarter of 2000 was $5.5 million, compared to $4.9 million for the 1999 quarter. As a percentage of revenues, depreciation and amortization expense was 1.4% for both quarters.

OPERATING INCOME

Operating income (income from continuing operations before interest and taxes) increased $1.0 million to $9.8 million for the first quarter of 2000 from $8.8 million for the first quarter of 1999. Operations contributed $0.5 million of the increase, with $0.5 million resulting from the disposal of assets. Operating income, as a percentage of revenues, was 2.5% for the first quarter of 2000, compared to 2.4% for the first quarter of 1999.

INTEREST EXPENSE

Interest expense for the first quarter of 2000 was $4.9 million, compared to $4.3 million in the first quarter of 1999 and, as a percentage of revenues, was 1.2% in both quarters.

INCOME TAXES

For the quarter ended June 19, 1999, the effective income tax rate was 33.7% compared to 33.1% for the year earlier quarter. The first quarter effective rate is based on the overall expected rate for 2000.

NET INCOME

Net income for the first quarter of fiscal 2000 was $3.3 million, compared to $3.0 million for the first quarter of 1999. As a percentage of revenues, net income was 0.8% in both quarters.

CAPITAL EXPENDITURES

The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases.

During the first quarter of 2000, the following stores were opened, acquired, remodeled, converted or were under construction:

                                   Square
    Store Type    Category          Feet        Location              Status
    ----------    --------          ----        --------              ------
    Supermarket   Replacement      64,000       Indianapolis, Ind.    Open
    Supermarket   New              65,000       Carmel, Ind.          Under construction
    Supermarket   Replacement      65,000       Brownsburg, Ind.      Under construction
    LoBill        Conversion       30,000       Indianapolis, Ind.    Open
    LoBill        Acquired         12,000       Pendleton, Ind.       Open
    LoBill        Acquired         17,000       Peru, Ind.            Open

Subsequent to the end of the quarter, the Company purchased two convenience stores in Indianapolis and agreed in principle to purchase two supermarkets in Richmond, Indiana. In 2000, the Company also plans to open a replacement supermarket, remodel one supermarket, open a new LoBill, open ten to 12 new convenience stores and acquire several sites for future development. The cost of these projects and other capital commitments is estimated to be $85.0 million. Of this amount, the Company plans to fund $15.0 million through equipment leasing, $40.0 million through sale/leasebacks and believes it can finance the balance with current cash balances and internally generated funds. As of June 19, 1999, the Company had expended $6.8 million for capital expenditures.

The Company's plans with respect to store construction, expansion, conversion and remodeling may be revised in light of changing conditions, such as competitive influences, its ability to successfully negotiate site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible that projects described above may not commence, others may be added, a portion of the planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year, and the Company may use other or different financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the first quarter of 2000 was $14.3 million, compared to $13.3 million in the first quarter of 1999. The improvement in net cash provided by operating activities is due primarily to higher non-cash charges for depreciation and amortization and a decrease in prepaid expenses, net of a decrease in deferred income taxes. Working capital decreased $11.5 million from March 27, 1999. The significant changes in working capital were a $6.3 million decrease in cash and equivalents, a $3.9 million increase in accounts receivable, a $5.0 million decrease in prepaid expenses and a $4.4 million increase in accounts payable.

At June 19, 1999, the Company's bank revolving credit agreements provided $50.0 million of available financing, of which $15.0 million was utilized. Commitments from various banks for short-term borrowings provided an additional $20.0 million available at rates at or below the prime rates of the committed banks, of which $0.3 million was utilized at June 19, 1999.

The Company believes amounts available under its revolving credit agreements and notes payable to banks, cash flows from operating activities and lease financings will be adequate to meet the Company's working capital needs, debt service obligations and capital expenditures for the foreseeable future.

YEAR 2000 ISSUE

The Company has completed an assessment of its computer and other operating systems to identify those which could be affected by the "Year 2000" issue. The assessment included the review of business applications hardware and software (information technology, or IT), non-IT areas such as microprocessors and embedded chips, and third parties, including merchandise suppliers and service providers. The Company is monitoring progress toward Year 2000 compliance through the phases detailed in the following table:

----------------------------------------------------------------------------------------------------------------------------
   Project segment              Remediation phase                    Testing phase                  Implementation phase
----------------------------------------------------------------------------------------------------------------------------
IT areas:
  Mainframe and         90% complete                       82% complete                       77% complete
    central servers     Expected completion Sept. 1999     Expected completion Sept. 1999     Expected completion Oct. 1999

  Stores                100% complete                      73% complete                       65% complete
                                                           Expected completion Aug. 1999      Expected completion Sept. 1999

  Distribution          95% complete                       89% complete                       89% complete
    centers/other       Expected completion Sept. 1999     Expected completion Sept. 1999     Expected completion Oct. 1999
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Non-IT areas            90% complete                       90% complete                       90% complete
                        Expected completion Aug. 1999      Expected completion Aug. 1999      Expected completion Sept. 1999
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Third parties           25% complete                       Not applicable                     Not applicable
                        Expected completion Sept. 1999
----------------------------------------------------------------------------------------------------------------------------

The remediation phase includes modification to, or replacement of, software, hardware or microprocessors, and obtaining assurances from third parties that they have addressed the Year 2000 issue. Testing includes conducting trials adequate to ensure compliance prior to the implementation, or installation, of the compliant solution.

The estimated total costs, excluding internal costs, to complete compliance are $15.8 million, of which $15.5 million will be capitalized and $0.3 million will be charged to expense. The cost includes replacement of inventory procurement/distribution systems for both supermarkets and CSDC aggregating approximately $14.4 million. As of June 19, 1999, the Company had expended $12.6 million, of which $12.3 million was capitalized and $0.3 million was expensed. The Company does not separately track the internal costs incurred for the Year 2000 project; those costs are principally the payroll and related costs for its information systems group. The costs of the project have been, and will continue to be, funded through operating cash flows.

The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As indicated above, the Company has not completed all necessary phases of the Year 2000 project. Year 2000 risks for the Company include unsuccessful testing of software changes, failed attempts to obtain vendor software and failure on the part of suppliers and service providers. The Company believes that under reasonably likely worst case scenarios, CSDC would be unable to order product or to fill customer orders. Such an event could have a material adverse impact on the Company's operating results and financial position. Contingency plans to address that risk have not been fully developed, however, the Company is scheduled to install Year 2000 compliant software in August 1999. No IT projects have been delayed as a result of the Year 2000 compliance effort that would have a material effect on the Company's operating results or financial position.

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


                                   MARSH SUPERMARKETS, INC.




July 27, 1999                      By: /s/ Douglas W. Dougherty
                                       -----------------------------------------
                                       Douglas W. Dougherty
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer




July 27, 1999                      By: /s/ Mark A. Varner
                                       -----------------------------------------
                                       Mark A. Varner
                                       Corporate Controller

                                 Exhibit Index

Exhibit 27 - Financial Data Schedule for the quarter for which this report is filed (for SEC use only).