Form 10-Q
period 1999-10-09
MARSH SUPERMARKETS INC
filed 1999-11-22
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 9, 1999

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

         Number of shares outstanding of each class of the registrant's common stock as of November 12, 1999:

                             Class A Common Stock  -        4,004,408 shares
                             Class B Common Stock  -        4,502,246 shares
                                                            ---------
                                                            8,506,654 shares

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            MARSH SUPERMARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)



                                                 16 Weeks Ended             28 Weeks Ended
                                                 --------------             --------------
                                           October 9,    October 10,   October 9,    October 10,
                                              1999          1998          1999          1998
                                              ----          ----          ----          ----
Sales and other revenues                    $534,729      $488,483      $928,995      $849,105
Cost of merchandise sold, including
   warehousing and transportation            405,720       367,555       701,737       638,768
                                            --------      --------      --------      --------
Gross profit                                 129,009       120,928       227,258       210,337
Selling, general and administrative          110,754       104,446       193,542       180,151
Depreciation and amortization                  8,033         6,712        13,673        11,609
                                            --------      --------      --------      --------
Operating income                              10,222         9,770        20,043        18,577
Interest and debt expense amortization         6,560         6,120        11,431        10,404
                                            --------      --------      --------      --------
Income before income taxes                     3,662         3,650         8,612         8,173
Income taxes                                   1,047         1,194         2,715         2,689
                                            --------      --------      --------      --------
Net income                                  $  2,615      $  2,456      $  5,897      $  5,484
                                            ========      ========      ========      ========

Earnings per common share                   $    .31      $    .30      $    .71      $    .66
                                            ========      ========      ========      ========
Earnings per common share
 - assuming dilution                        $    .30      $    .28      $    .65      $    .61
                                            ========      ========      ========      ========

Dividends per share                         $    .11      $    .11      $    .22      $    .22
                                            ========      ========      ========      ========


See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                  October 9,     March 27,      October 10,
                                                                    1999           1999            1998
                                                                    ----           ----            ----
                                                                 (Unaudited)     (Note A)       (Unaudited)

ASSETS
Current assets:
  Cash and equivalents                                           $  28,462       $  30,520       $  29,554
  Accounts receivable                                               36,257          36,096          36,013
  Inventories, less LIFO reserve: October 9, 1999 - $12,316        118,260         107,336         103,195
     March 27, 1999 - $12,141; October 10, 1998 - $15,223
  Prepaid expenses                                                   5,086           9,768           3,989
  Recoverable income taxes                                           1,597             308             474
                                                                 ---------       ---------       ---------
       Total current assets                                        189,662         184,028         173,225
Property and equipment, less allowances for depreciation           288,545         278,639         273,678
Other assets                                                        53,134          47,016          43,428
                                                                 ---------       ---------       ---------
                                                                 $ 531,341       $ 509,683       $ 490,331
                                                                 =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                          $  19,204       $      --       $   8,458
  Accounts payable                                                  75,420          69,466          67,022
  Accrued liabilities                                               47,902          45,507          45,538
  Current maturities of long-term liabilities                        2,893           2,990           2,924
                                                                 ---------       ---------       ---------
       Total current liabilities                                   145,419         117,963         123,942

Long-term liabilities:
  Long-term debt                                                   217,869         228,900         214,650
  Capital lease obligations                                         13,367          12,820           8,939
                                                                 ---------       ---------       ---------
       Total long-term liabilities                                 231,236         241,720         223,589

Deferred items:
  Income taxes                                                      12,291          11,768          10,413
  Other                                                             13,482          13,752          12,758
                                                                 ---------       ---------       ---------
       Total deferred items                                         25,773          25,520          23,171
Shareholders' Equity:
  Common stock, Classes A and B (Note B)                            25,423          25,239          25,172
  Retained earnings                                                112,863         108,841         104,558
  Cost of common stock in treasury                                  (6,949)         (6,710)         (8,053)
  Deferred cost - restricted stock                                  (1,963)         (2,418)         (1,707)
  Notes receivable - stock options                                    (461)           (472)           (341)
                                                                 ---------       ---------       ---------
       Total shareholders' equity                                  128,913         124,480         119,629
                                                                 ---------       ---------       ---------
                                                                 $ 531,341       $ 509,683       $ 490,331
                                                                 =========       =========       =========




See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                            28 Weeks Ended
                                                      ----------------------------
                                                       October 9,     October 10,
                                                          1999           1998
                                                          ----           ----

OPERATING ACTIVITIES
Net income                                              $  5,897       $  5,484
Adjustments to reconcile net income to net
       cash provided by operating activities:
    Depreciation and amortization                         13,673         11,609
    Amortization of other assets                           3,228          2,281
    Changes in operating assets and liabilities            1,196          1,211
    Other operating activities                              (424)          (645)
                                                        --------       --------
Net cash provided by operating activities                 23,570         19,940

INVESTING ACTIVITIES
Net acquisition of property, equipment and land          (25,494)       (30,511)
Other investing activities                                (6,444)        (7,891)
                                                        --------       --------
Net cash used for investing activities                   (31,938)       (38,402)

FINANCING ACTIVITIES
Proceeds of short-term borrowing                          19,204          8,458
Proceeds of long-term borrowing                               --         10,000
Repayments of long-term debt and capital leases          (11,581)        (1,351)
Proceeds from sale/leaseback                               1,000             --
Purchase of shares for treasury                             (540)        (1,181)
Stock options exercised                                      103            395
Cash dividends paid                                       (1,876)        (1,851)
                                                        --------       --------
Net cash provided by financing activities                  6,310         14,470
                                                        --------       --------

Net decrease in cash and equivalents                      (2,058)        (3,992)

Cash and equivalents at beginning of period               30,520         33,546
                                                        --------       --------
Cash and equivalents at end of period                   $ 28,462       $ 29,554
                                                        ========       ========





See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts or
                               as otherwise noted)

OCTOBER 9, 1999

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

The condensed consolidated financial statements for the sixteen and twenty-eight week periods ended October 9, 1999 and October 10, 1998, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain amounts in the 1999 financial statements were reclassified to conform with the 2000 presentation.

Operating results, for the twenty-eight week period ended October 9, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2000.

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


                                 October 9,        March 27,        October 10,
                                    1999              1999             1998
                                    ----              ----             ----

Current assets                    $187,953          $178,504         $169,409
Current liabilities                137,948           111,778          117,570
Noncurrent assets                  298,193           280,966          269,593
Noncurrent liabilities              61,641            71,249           51,411


                           16 Weeks Ended                  28 Weeks Ended
                      ---------------------------   ----------------------------
                      October 9,      October 10,   October 9,       October 10,
                        1999             1998         1999              1998
                        ----             ----         ----              ----
Total revenues        $534,726         $488,478      $928,988         $849,097
Gross profit           129,007          120,923       227,252          210,329
Net income               6,945            1,844        13,476           13,254

NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of the numerators and denominators used in the computation of earnings per share and diluted earnings per share:


                                                      16 Weeks Ended             28 Weeks Ended
                                                 ------------------------   -------------------------
                                                  October 9,  October 10,   October 9,    October 10,
                                                    1999          1998         1999           1998
                                                    ----          ----         ----           ----

Numerator for earnings per share                  $ 2,615       $ 2,456       $ 5,897       $ 5,484
Effect of convertible debentures                      307           289           520           505
                                                  -------       -------       -------       -------
Numerator for diluted earnings per share -
    income after assumed conversions              $ 2,922       $ 2,745       $ 6,417       $ 5,989
                                                  =======       =======       =======       =======

Weighted average shares outstanding                 8,504         8,412         8,507         8,416
  Non-vested restricted shares                       (170)         (142)         (173)         (146)
                                                  -------       -------       -------       -------
Denominator for earnings per share                  8,334         8,270         8,334         8,270
Effect of dilutive securities:
  Non-vested restricted shares                        170           142           173           146
  Stock options                                        76           113            51           111
  Convertible debentures                            1,290         1,290         1,290         1,290
                                                  -------       -------       -------       -------
Denominator for diluted earnings per share -
   adjusted weighted average shares                 9,870         9,815         9,848         9,817
                                                  =======       =======       =======       =======


NOTE D - BUSINESS SEGMENTS

The Company operates within two business segments: the retail sale of food and related products through supermarkets, convenience stores and food services, and the wholesale distribution of food and related products by CSDC, principally to unaffiliated convenience stores. Segment information is set forth in the following table:


                                                Retail       Wholesale    Consolidated
                                                ------       ---------    ------------

Sixteen weeks ended October 9, 1999
External revenues                              $422,585      $112,144      $534,729
Intersegment revenues                            10,330        29,310        39,640
Income before income taxes                        2,255         1,407         3,662

Sixteen weeks ended October 10, 1998
External revenues                               390,275        98,208       488,483
Intersegment sales                                9,826        25,731        35,557
Income before income taxes                        2,047         1,603         3,650

Twenty-eight weeks ended October 9, 1999
External revenues                               737,079       191,916       928,995
Intersegment sales                               18,074        50,654        68,728
Income before income taxes                        6,599         2,013         8,612

Twenty-eight weeks ended October 10, 1998
External revenues                               680,950       168,155       849,105
Intersegment sales                               16,937        43,924        60,861
Income before income taxes                        5,578         2,595         8,173


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion includes certain forward-looking statements (statements other than with respect to historical fact). Actual results could differ materially from those reflected by the forward-looking statements due to known and unknown risks and uncertainties which could adversely affect future results, liquidity and capital resources. The risks and uncertainties include softness in the general retail food industry, the entry of new competitive stores in the Company's market, the stability of distribution incentives from suppliers, the level of discounting by competitors, the timely and on budget completion of store construction, expansion, conversion and remodeling, uncertainties relating to tobacco and environmental regulations, the ability of the Company and significant third parties with whom it does business to effect conversions to new technological systems, including being Year 2000 compliant, and the level of margins achievable in the Company's operating divisions and their ability to minimize operating expenses. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:


                                                         Second Quarter                         Year - to - Date
                                               ---------------------------------     ----------------------------------
                                               Percent of Revenues      Percent       Percent of Revenues       Percent
                                                 2000         1999       Change         2000          1999       Change
                                                 ----         ----       ------         ----          ----       ------
Sales and other revenues                        100.0%       100.0%        9.5%        100.0%        100.0%        9.4%
Gross profit                                     24.1%        24.8%        6.7%         24.5%         24.8%        8.0%
Selling, general and administrative              20.7%        21.4%        6.0%         20.8%         21.2%        7.4%
Depreciation and amortization                     1.5%         1.4%       19.7%          1.5%          1.4%       17.8%
Operating income                                  1.9%         2.0%        4.6%          2.2%          2.2%        7.9%
Interest and debt expense amortization            1.2%         1.3%        7.2%          1.2%          1.2%        9.9%
Income taxes                                      0.2%         0.2%      (12.3%)         0.3%          0.3%        1.0%
Net income                                        0.5%         0.5%        6.5%          0.6%          0.6%        7.5%


SALES AND OTHER REVENUES

In the second quarter of 2000, consolidated sales and other revenues of $534.7 million increased $46.2 million, or 9.5%, compared to the same quarter of 1999. Supermarket revenues increased $19.5 million, Village Pantry revenues increased $10.8 million, Convenience Store Distributing Company (CSDC) revenues increased $13.9 million and Crystal Food Service revenues increased $2.0 million. Retail sales (excluding fuel sales) increased 6.6%. Sales in comparable supermarkets and convenience stores, including replacement stores and format conversions, but excluding fuel, increased 4.3% from the second quarter of 1999. Approximately two-thirds of the increase in supermarket revenues was attributable to same store sales gains, with the remainder related to the opening of five LoBill stores since the beginning of the year earlier quarter. Village Pantry increased inside revenues 8.7%, and increased fuel sales 47.2% primarily due to a 23.5% improvement in gallons sold combined with average pump prices 18.6 cents per gallon higher than in 1999. The increase in CSDC revenues was primarily attributable to higher cigarette manufacturer prices passed on to customers.

For the twenty-eight weeks ended October 9, 1999, consolidated sales and other revenues of $929.0 million increased $79.9 million, or 9.4%, compared to the same twenty-eight weeks of the prior year. Supermarket revenues increased $35.6 million, Village Pantry revenues increased $16.7 million, CSDC revenues increased $23.8 million, and Crystal Food Service revenues increased $3.9 million. Retail sales (excluding fuel sales) increased 6.7%. Sales in comparable stores, including replacement stores and format conversions, but excluding fuel, increased 4.9% from the prior year. The increase in supermarket revenues resulted primarily from same store sales gains, combined with the aforementioned LoBill store additions. Village Pantry increased inside revenues 9.0%, and increased fuel sales 37.3% primarily due to a 21.9% increase in gallons sold combined with average pump prices 12.5 cents per gallon higher than the year earlier period. The increase in CSDC revenues is essentially attributable to higher cigarette manufacturer prices passed on to customers.

GROSS PROFIT

Gross profit was calculated net of warehousing, transportation, and promotional expenses. In the second quarter of 2000, consolidated gross profit increased $8.1 million, or 6.7%, from the comparable quarter of 1999. As a percentage of revenues, consolidated gross profit was 24.1% in the current quarter compared to 24.8% for 1999. Gross profit, as a percentage of revenues, was essentially unchanged in supermarkets and declined in Village Pantry, CSDC and Crystal Food Services. Village Pantry gross profit percentage was the same as the year earlier on inside sales, but declined overall as a result of higher fuel sales at a gross profit rate significantly lower than that achieved on inside sales. CSDC gross profit percentage declined due to competitors' cigarette pricing.

For the twenty-eight weeks ended October 9, 1999, consolidated gross profit increased $16.9 million, or 8.0%, from the comparable year earlier period. As a percentage of revenues, consolidated gross profit decreased to 24.5% from 24.8%. Gross profit, as a percentage of revenues, increased in supermarkets, declined in Crystal Food Service, and also declined in Village Pantry and CSDC due to those factors cited above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the second quarter of 2000, consolidated selling, general and administrative expenses (SG&A) increased $6.3 million, or 6.0%, from the second quarter of 1999. As a percentage of revenues, SG&A expenses decreased to 20.7% from 21.4% in the comparable year earlier quarter. The higher current quarter expenses were attributable to increases of $4.5 million in wage and fringe benefit costs, $1.2 million in store occupancy and other store costs and $0.6 million in advertising. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, increased 2.0% due to increased labor hours resulting from same store sales gains and wage rate increases.

For the twenty-eight weeks in 2000, SG&A increased $13.4 million, or 7.4%, from the comparable twenty-eight weeks of 1999. As a percentage of revenues, consolidated SG&A expenses decreased to 20.8% from 21.2% in 1999. The increase is primarily attributable to higher wages and fringe benefit costs of $9.1 million, store occupancy and other store costs of $2.1 million, and advertising $2.0 million. Additionally, a $0.7 million credit in the prior year from the reduction of environmental liability reserves did not recur. In identical stores, wages increased 0.8% from the comparable twenty-eight weeks of the prior year.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the second quarter of 2000 was $8.0 million, compared to $6.7 million for the year earlier quarter. As a percentage of revenues, depreciation and amortization expense was 1.5% for the second quarter of 2000, compared to 1.4% for the second quarter of 1999.

For the twenty-eight weeks in 2000, depreciation and amortization expense was $13.7 million, compared to $11.6 million for the prior year period. As a percentage of revenues, depreciation and amortization expense was 1.5% for the twenty-eight weeks in 2000, compared to 1.4% for the comparable weeks of the prior year.

OPERATING INCOME

Operating income (income from continuing operations before interest and taxes) increased to $10.2 million for the second quarter of 2000 from $9.8 million for the year earlier quarter. Gains from real estate transactions accounted for $1.0 million and $1.1 million of 2000 and 1999 operating income, respectively. Operating income, as a percentage of revenues, was 1.9% in 2000, compared to 2.0% for the comparable period in 1999.

For the twenty-eight weeks in 2000, operating income was $20.0 million, compared to $18.6 million in 1999. Income from operations increased $1.5 million and gains on real estate transactions increased $0.6 million. Prior year operating income included a credit of $0.7 million from the reduction of environmental liability reserves. Operating income, as a percentage of revenues, was 2.2% in both years.

INTEREST EXPENSE

Interest expense for the second quarter of 2000 was $6.6 million, compared to $6.1 million for the second quarter of 1999. For the twenty-eight weeks in 2000, interest expense was $11.4 million, compared to $10.4 million in 1999. Interest on capital leases accounted for $0.3 million and $0.6 million of the increase for the quarter and year to date, respectively.

INCOME TAXES

For the second quarter of 2000, the effective income tax rate was 28.6%, compared to 32.7% for the comparable quarter in 1999. For the twenty-eight weeks of 2000, the effective income tax rate was 31.5%, compared to 32.9% for the comparable weeks of the prior year. The current year effective rate was lower due primarily to the reduction of $0.1 million of tax liability reserves. It is expected the effective rate will be 32.1% for the current year.

NET INCOME

Net income for the second quarter of 2000 was $2.6 million, compared to $2.5 million for the second quarter of 1999. Net income, as a percentage of revenues, was 0.5% in both years.

For the twenty-eight weeks of 2000, net income was $5.9 million, compared to $5.5 million in 1999. Net income, as a percentage of revenues, was 0.6% in both years.

CAPITAL EXPENDITURES

The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases.

During the first twenty-eight weeks of 2000, the following stores opened or were under construction:


                                                  Square
     Store Type               Category             Feet          Location               Status
     ----------               --------             ----          --------               ------
    Supermarket              Replacement          64,000       Indianapolis, IN      Open
    Supermarket              New                  65,000       Carmel, IN            Under construction
    Supermarket              Replacement          65,000       Brownsburg, IN        Under construction
    LoBill                   Conversion           30,000       Indianapolis, IN      Open
    LoBill                   Acquired             12,000       Pendleton, IN         Open
    LoBill                   Acquired             17,000       Peru, IN              Open
    LoBill                   Acquired             32,000       Richmond, IN          Open
    LoBill                   Acquired             14,000       Richmond, IN          Open
    Convenience              Acquired              2,600       Indianapolis, IN      Open
    Convenience              Acquired              2,600       Indianapolis, IN      Open
    Convenience              New                   2,000       Warsaw, IN            Under construction


Subsequent to the end of the quarter, the Company purchased a convenience store in Muncie, Indiana and opened the convenience store in Warsaw, Indiana. In addition to the above projects, the Company plans to open a new LoBill and five new convenience stores, and to acquire several sites for future development. The cost of these projects and other capital commitments is estimated to be $80.0 million. Of this amount, the Company plans to fund $15.0 million through equipment leasing, $40.0 million through sale/leasebacks and mortgages, and believes it can finance the balance with current cash balances and internally generated funds. As of October 9, 1999, the Company had expended $25.5 million for capital expenditures.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the twenty-eight weeks ended October 9, 1999 was $23.6 million, compared to $19.9 million for the comparable period of the prior year. The improvement is due primarily to higher non-cash charges for depreciation and amortization of property and equipment and other assets. Working capital decreased $21.8 million from March 27, 1999. Cash and equivalents decreased $2.1 million and notes payable to banks increased $19.2 million primarily to acquire fixed assets and for other investing activities. Inventory increased $10.9 million to support seasonal sales volumes, but was partially funded by a $6.0 million increase in accounts payable. Prepaid expenses decreased $4.7 million, as $4.1 million funded for the Company group insurance plan at March 27, 1999 was disbursed during the period.

At October 9, 1999, the Company's bank revolving credit agreements provided $50.0 million of available financing, of which $25.0 million was utilized. Commitments from various banks for short-term borrowings provided an additional $20.0 million available at rates at or below the prime rates of the committed banks, of which $19.2 million was utilized at October 9, 1999.

The Company believes amounts available under its revolving credit agreements and notes payable to banks, cash flows from operating activities, and lease financings will be adequate to meet the Company's working capital needs, debt service obligations and capital expenditures for the foreseeable future.

YEAR 2000 ISSUE

The Company has completed an assessment of its computer and other operating systems to identify those which could be affected by the "Year 2000" issue. The assessment included the review of business applications hardware and software (information technology, or IT), non-IT areas such as microprocessors and embedded chips, and third parties, including merchandise suppliers and service providers. The Company is monitoring progress toward Year 2000 compliance through the phases detailed in the following table:


-----------------------------------------------------------------------------------------------------------------------------
 Project segment              Remediation phase                   Testing phase                  Implementation phase
-----------------------------------------------------------------------------------------------------------------------------
IT areas:
  Mainframe and         97% complete                       94% complete                       90% complete
    Central servers     Expected completion  Nov. 1999     Expected completion Nov. 1999      Expected completion Dec. 1999

  Stores                100% complete                      97% complete                       84% complete
                                                           Expected completion Nov. 1999      Expected completion Dec. 1999

  Distribution          100% complete                      100% complete                      95% complete
    centers/other                                                                             Expected completion Dec. 1999

  CSD distribution      100% complete                      50% complete                       0% complete
    center              Expected completion Dec. 1999      Expected completion Dec. 1999      Expected completion Dec. 1999
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Non-IT areas            100% complete                      100% complete                      100% complete

-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Third parties           Expected completion Dec. 1999      Not applicable                     Not applicable
-----------------------------------------------------------------------------------------------------------------------------

The remediation phase includes modification to, or replacement of, software, hardware or microprocessors, and obtaining assurances from third parties that they have addressed the Year 2000 issue. Testing includes conducting trials adequate to ensure compliance prior to the implementation, or installation, of the compliant solution.

The estimated total costs, excluding internal costs, to complete compliance are $16.4 million, of which $15.6 million will be capitalized and $0.8 million will be charged to expense. As of October 9, 1999, the Company had expended $14.4 million, of which $13.7 million was capitalized and $0.7 million was expensed. The Company does not separately track the internal costs incurred for the Year 2000 project; those costs are principally the payroll and related costs for its information systems group. The costs of the project have been, and will continue to be, funded through operating cash flows.

The Company believes it has identified all Year 2000 issues and that all will be resolved in a timely manner. As indicated above, the Company has not completed all necessary phases of the Year 2000 project. Year 2000 risks for the Company include unsuccessful testing of software changes, failed attempts to obtain vendor software and failure on the part of suppliers and service providers. The Company believes that under reasonably worst likely scenarios, CSDC would be unable to order product or to fill customer orders. Such an event could have a material adverse impact on the Company's operating results and financial position. A contingency plan to address that risk has been developed and all phases of the plan will be completed in December 1999. No IT projects have been delayed as a result of the Year 2000 compliance effort that would have a material effect on the Company's operating results or financial position.

ITEM 1. LEGAL PROCEEDINGS

       Not Applicable.

ITEM 2. CHANGES IN SECURITIES

       Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES OR RIGHTS OF HOLDERS THEREOF

       Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company held its Annual Meeting of Shareholders on August 3, 1999 (the "Annual Meeting"). At the Annual Meeting, shareholders voted on the following proposals: 1. To elect four directors for terms of three years each and until their successors are duly elected and qualified; and 2. To consider and approve the 1999 Outside Directors' Stock Option Plan. The table below sets forth the number of votes cast for, against or withheld with respect to each of such proposals:


                                                          For       Against  Withheld/Abstain
                                                          ---       -------  ----------------
       1.  Election of Directors
              Nominees:
                 Charles R. Clark                      3,521,091      N.A.        26,487-
                 James K. Risk, III                    3,522,112      N.A.        25,466-
                 J. Michael Blakley                    3,522,071      N.A.        25,507-
                 P. Lawrence Butt                      3,522,563      N.A.        25,015-

       2.  1999 Outside Directors' Stock Option Plan   2,946,524   433,766        38,753


ITEM 5. OTHER INFORMATION

       Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) The following exhibits are included herein:

           Exhibit 10 (a) Form of Employment Agreement, dated as of August 3, 1999.

           Exhibit 10 (b) Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999.

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



                                   MARSH SUPERMARKETS, INC.



November 22, 1999                  By:    /s/ Douglas W. Dougherty
                                      ----------------------------------------
                                      Douglas W. Dougherty
                                      Senior Vice President, Chief Financial
                                      Officer and Treasurer




November 22, 1999                  By:    /s/ Mark A. Varner
                                      ---------------------------------------
                                      Mark A. Varner
                                      Chief Accounting Officer,
                                      Vice President - Corporate Controller

                                  Exhibit Index

Exhibit 10 (a) Form of Employment Agreement, dated as of August 3, 1999.

Exhibit 10 (b) Senior Executive Supplemental Retirement Plan, dated as of August
               3, 1999.

Exhibit 27 Financial Data Schedule for the quarter for which this report is filed (for SEC use only).