Form 10-Q
period 2000-01-01
MARSH SUPERMARKETS INC
filed 2000-02-14
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 2000

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

         Number of shares outstanding of each class of the registrant's common stock as of February 8, 2000:

                  Class A Common Stock  -          4,004,408  shares
                  Class B Common Stock  -          4,503,708  shares
                                                   ---------
                                                   8,508,116  shares
                                                   =========

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MARSH SUPERMARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                          12 Weeks Ended              40 Weeks Ended
                                       ----------------------     -------------------------
                                       January 1,   January 2,    January 1,     January 2,
                                          2000         1999          2000           1999
                                        --------     --------     ----------     ----------
Sales and other revenues                $419,569     $383,042     $1,348,564     $1,232,147
Cost of merchandise sold, including
  warehousing and transportation         316,453      288,596      1,018,190        927,364
                                        --------     --------     ----------     ----------
Gross profit                             103,116       94,446        330,374        304,783
Selling, general and administrative       87,209       80,157        280,751        260,308
Depreciation and amortization              5,947        5,180         19,620         16,789
                                        --------     --------     ----------     ----------
Operating income                           9,960        9,109         30,003         27,686
Interest and debt cost amortization        5,075        4,510         16,506         14,914
                                        --------     --------     ----------     ----------
Income before income taxes                 4,885        4,599         13,497         12,772
Income taxes                               1,629        1,401          4,344          4,090
                                        --------     --------     ----------     ----------
Net income                              $  3,256     $  3,198     $    9,153     $    8,682
                                        ========     ========     ==========     ==========
Earnings per common share               $    .39     $    .38     $     1.10     $     1.05
                                        ========     ========     ==========     ==========
Earnings per common share -
  assuming dilution                     $    .35     $    .35     $     1.00     $      .96
                                        ========     ========     ==========     ==========
Dividends per share                     $    .11     $    .11     $      .33     $      .33
                                        ========     ========     ==========     ==========

See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                January 1,      March 27,     January 2,
                                                                   2000           1999           1999
                                                                 ---------      ---------      ---------
                                                                (Unaudited)      (Note A)     (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                                           $  30,912      $  30,520      $  33,423
  Accounts receivable                                               38,567         36,096         36,715
  Inventories, less LIFO reserve: January 1, 2000 - $11,979;
      March 27, 1999 - $12,141; January 2, 1999 - $15,859          120,272        107,336        100,766
  Prepaid expenses                                                   6,124          9,768          5,846
  Recoverable income taxes                                           1,190            308            849
                                                                 ---------      ---------      ---------
       Total current assets                                        197,065        184,028        177,599
Property and equipment, less allowances for depreciation           298,871        278,639        277,537
Other assets                                                        54,501         47,016         45,498
                                                                 ---------      ---------      ---------
                                                                 $ 550,437      $ 509,683      $ 500,634
                                                                 =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                          $     --       $      --      $   8,440
  Accounts payable                                                  77,296         69,466         68,887
  Accrued liabilities                                               53,132         45,507         49,470
  Current maturities of long-term liabilities                        3,228          2,990          2,985
                                                                 ---------      ---------      ---------
        Total current liabilities                                  133,656        117,963        129,782

Long-term liabilities:
  Long-term debt                                                   244,407        228,900        215,238
  Capital lease obligations                                         14,367         12,820          8,834
                                                                 ---------      ---------      ---------
        Total long-term liabilities                                258,774        241,720        224,072

Deferred items:
   Income taxes                                                     12,103         11,768         11,603
   Other                                                            14,447         13,752         12,901
                                                                 ---------      ---------      ---------
        Total deferred items                                        26,550         25,520         24,504

Shareholders' Equity:
  Common stock, Classes A and B                                     25,449         25,239         25,239
  Retained earnings                                                115,183        108,841        106,827
  Cost of common stock in treasury                                  (6,941)        (6,710)        (6,710)
  Deferred cost - restricted stock                                  (1,769)        (2,418)        (2,613)
  Notes receivable - stock options                                    (465)          (472)          (467)
                                                                 ---------      ---------      ---------
      Total shareholders' equity                                   131,457        124,480        122,276
                                                                 ---------      ---------      ---------
                                                                 $ 550,437      $ 509,683      $ 500,634
                                                                 =========      =========      =========

See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          40 Weeks Ended
                                                      -----------------------
                                                      January 1,   January 2,
                                                        2000          1999
                                                      --------      --------
OPERATING ACTIVITIES
Net income                                            $  9,153      $  8,682
Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     19,620        16,789
      Amortization of other assets                       4,588         3,214
      Changes in operating assets and liabilities        3,144         4,262
      Other operating activities                        (2,256)         (145)
                                                      --------      --------
Net cash provided by operating activities               34,249        32,802

INVESTING ACTIVITIES
Net acquisition of property, equipment and land        (40,093)      (42,621)
Other investing activities                              (7,851)       (4,676)
                                                      --------      --------
Net cash used for investing activities                 (47,944)      (47,297)

FINANCING ACTIVITIES
Proceeds (payments) of short-term borrowing                 --         8,440
Proceeds of long-term borrowing                         27,550        20,000
Payments of long-term debt and capital leases          (12,378)      (10,807)
Proceeds from sale/leaseback                             2,120            --
Purchase of shares for treasury                           (540)       (1,171)
Stock options exercised                                    121           689
Cash dividends paid                                     (2,811)       (2,779)
Other financing activities                                  25            --
                                                      --------      --------
Net cash provided by financing activities               14,087        14,372
                                                      --------      --------
Net increase (decrease) in cash and equivalents            392          (123)

Cash and equivalents at beginning of period             30,520        33,546
                                                      --------      --------
Cash and equivalents at end of period                 $ 30,912      $ 33,423
                                                      ========      ========

See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands except per share amounts or as otherwise noted)

JANUARY 1, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries (the "Financial Statements") were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. This report should be read in conjunction with the Company's Consolidated Financial Statements for the year ended March 27, 1999. The balance sheet at March 27, 1999, has been derived from the audited financial statements at that date.

The Company's fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to "2000" and "1999" relate to the fiscal years ending April 1, 2000 and March 27, 1999, respectively.

The Financial Statements for the twelve and forty week periods ended January 1, 2000 and January 2, 1999, respectively, were not audited by independent auditors. Preparation of the Financial Statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented. Certain amounts in the 1999 financial statements were reclassified to conform with the 2000 presentation.

Operating results for the forty week period ended January 1, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2000.

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

                          January 1,    March 27,    January 2,
                             2000         1999         1999
                           --------     --------     --------
Current assets             $191,102     $178,504     $172,478
Current liabilities         122,297      111,778      119,923
Noncurrent assets           309,293      280,966      274,457
Noncurrent liabilities       89,513       71,249       51,222

                       12 Weeks Ended             40 Weeks Ended
                  -----------------------    -------------------------
                  January 1,   January 2,    January 1,      January 2,
                     2000         1999          2000           1999
                   --------     --------     ----------     ----------
Total revenues     $419,415     $383,035     $1,348,403     $1,232,132
Gross profit        102,961       94,439        330,213        304,768
Net income            6,387        6,509         19,864         19,763

NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of the numerators and denominators used in the computation of earnings per share and diluted earnings per share:

                                                    12 weeks ended             40 weeks ended
                                                 ----------------------   -----------------------
                                                 January 1,  January 2,   January 1,   January 2,
                                                   2000         1999         2000         1999
                                                  -------      -------      -------      -------
Net income - numerator for earnings per share     $ 3,256      $ 3,198      $ 9,153      $ 8,682
Effect of convertible debentures                      215          224          735          729
                                                  -------      -------      -------      -------
Numerator for diluted earnings per share -
  income after assumed conversions                $ 3,471      $ 3,422      $ 9,888      $ 9,411
                                                  =======      =======      =======      =======
Weighted average shares outstanding                 8,507        8,452        8,507        8,427
  Non-vested restricted shares                       (137)        (125)        (163)        (140)
                                                  -------      -------      -------      -------
Denominator for earnings per share                  8,370        8,327        8,344        8,287
Effect of dilutive securities:
  Non-vested restricted shares                        137          125          163          140
  Stock options                                        31           87           45          104
  Convertible debentures                            1,290        1,290        1,290        1,290
                                                  -------      -------      -------      -------
Denominator for diluted earnings per share -
  adjusted weighted average shares                  9,828        9,829        9,842        9,821
                                                  =======      =======      =======      =======

NOTE D - BUSINESS SEGMENTS

The Company operates within two business segments: the retail sale of food and related products through supermarkets, convenience stores and food services, and the wholesale distribution of food and related products by CSDC, principally to unaffiliated convenience stores. Segment information is set forth in the following table:

                                         Retail       Wholesale     Consolidated
                                       ----------     ---------     ------------

Twelve weeks ended January 1, 2000
----------------------------------
External revenues                      $  338,212     $  81,357      $  419,569
Intersegment sales                          8,185        21,050          29,235
Income before income taxes                  5,058          (173)          4,885

Twelve weeks ended January 2, 1999
----------------------------------
External revenues                         311,209        71,833         383,042
Intersegment sales                          6,975        19,883          26,858
Income before income taxes                  2,836         1,763           4,599

Forty weeks ended January 1, 2000
---------------------------------
External revenues                       1,075,290       273,274       1,348,564
Intersegment sales                         26,259        71,704          97,963
Income before income taxes                 11,657         1,840          13,497

Forty weeks ended January 2, 1999
---------------------------------
External revenues                         992,159       239,988       1,232,147
Intersegment sales                         23,912        63,807          87,719
Income before income taxes                  8,414         4,358          12,772

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion includes certain forward-looking statements (statements other than with respect to historical fact). Actual results could differ materially from those reflected by the forward-looking statements due to known and unknown risks and uncertainties which could adversely affect future results, liquidity and capital resources. The risks and uncertainties include softness in the general retail food industry, the entry of new competitive stores in the Company's market, the stability of distribution incentives from suppliers, the level of discounting by competitors, the timely and on budget completion of store construction, expansion, conversion and remodeling, uncertainties relating to tobacco and environmental regulations, and the level of margins achievable in the Company's operating divisions and their ability to minimize operating expenses. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Results of operations for interim periods do not necessarily reflect the results of operations that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

                                                       Third Quarter                     Year - to - Date
                                            ---------------------------------     ------------------------------
                                            Percent of Revenues                    Percent of Revenues
                                            -------------------     Percent       -------------------     Percent
                                             2000         1999       Change        2000         1999       Change
                                            ------       ------      ------       ------       ------      ------
Sales and other revenues                    100.0%       100.0%        9.5%       100.0%       100.0%        9.4%
Gross profit                                 24.6%        24.7%        9.2%        24.5%        24.7%        8.4%
Selling, general and administrative          20.8%        20.9%        8.8%        20.8%        21.1%        7.9%
Depreciation and amortization                 1.4%         1.4%       14.8%         1.5%         1.4%       16.9%
Operating income                              2.4%         2.4%        9.3%         2.2%         2.2%        8.4%
Interest and debt cost amortization           1.2%         1.2%       12.5%         1.2%         1.2%       10.7%
Income taxes                                  0.4%         0.4%       16.3%         0.3%         0.3%        6.2%
Net income                                    0.8%         0.8%        1.8%         0.7%         0.7%        5.4%

SALES AND OTHER REVENUES

In the third quarter of 2000, consolidated sales and other revenues increased $36.5 million, or 9.5%, to $419.6 million compared to the same quarter of 1999. Supermarket revenues increased $15.9 million, Village Pantry revenues increased $8.9 million, Convenience Store Distributing Company (CSDC) revenues increased $9.5 million and Crystal Food Services revenues increased $1.5 million. Retail sales, excluding fuel sales, increased 6.1%. Sales in comparable supermarkets and convenience stores, including replacement stores and format conversions, but excluding fuel, increased 2.6% from the year earlier quarter. Approximately $5.0 million of the increase in supermarket revenues was attributable to same store sales gains, with the remainder attributable to two supermarket and four LoBill store openings since the beginning of the year earlier quarter. Village Pantry inside store revenues increased 7.8%, and fuel sales increased 56.7% due to a 22.8% increase in fuel gallons sold combined with average retail pump prices that were 25.7 cents per gallon higher than in 1999. The increase in CSDC revenues was primarily attributable to higher cigarette manufacturer prices passed on to customers.

For the forty weeks ended January 1, 2000, consolidated sales and other revenues increased $116.4 million, or 9.4%, to $1,348.6 million compared to the same forty weeks of 1999. Supermarket revenues increased $51.5 million, Village Pantry revenues increased $25.5 million, CSDC revenues increased $33.3 million and Crystal Food Services revenues increased $5.4 million. Retail sales, excluding fuel sales, increased 6.6%. Sales in comparable stores, including replacement stores and format conversions, but excluding fuel, increased 4.2% from the prior year. The increase in supermarket revenues was split evenly between same store sales gains and the aforementioned store additions. Village Pantry inside revenues increased 8.6%, and fuel sales increased 43.0% due to a 22.2% increase in fuel gallons sold combined with average retail pump prices that were 16.6 cents higher than in 1999. The increase in CSDC revenues is essentially attributable to higher cigarette manufacturer prices passed on to customers.

GROSS PROFIT

Gross profit is calculated net of warehousing, transportation, and promotional expenses. In the third quarter of 2000, consolidated gross profit increased $8.7 million, or 9.2%, from the comparable quarter of 1999 to $103.0 million. In November 1998, cigarette manufacturers increased wholesale prices approximately 25% and cigarette retailers immediately increased the retail shelf price accordingly. The increase allowed the Company to realize a one-time gain, net of the estimated LIFO impact, of $2.8 million in the year earlier quarter. Excluding the cigarette price increase gain, consolidated gross profit increased $11.5 million, or 12.5%, from the year earlier quarter. As a percentage of revenues, consolidated gross profit was 24.6% in the third quarter of 2000 and 24.7% in the third quarter of 1999. Excluding the cigarette price increase gain, consolidated gross profit was 23.9% of revenues in the third quarter of 1999. Excluding the cigarette price increase gain, gross profit, expressed as a percentage of revenues, increased in supermarkets, but decreased in Village Pantry, CSDC and Crystal Food Services.

For the forty weeks ended January 1, 2000, consolidated gross profit increased $25.6 million, or 8.4%, from the year earlier period to $330.2 million. Excluding the cigarette price increase gain in the third quarter of 1999, consolidated gross profit increased $28.4 million, or 9.4%, from the forty weeks ended January 2, 1999. As a percentage of revenues, consolidated gross profit declined to 24.5% from 24.7% in the prior year's comparable period. Excluding the cigarette price increase gain in the third quarter of 1999, consolidated gross profit, expressed as a percentage of revenues, was 24.5% for both years.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the third quarter of 2000, selling, general and administrative (SG&A) expenses increased $7.1 million, or 8.8%, compared to the third quarter of 1999 to $87.2 million. As a percentage of revenues, SG&A expenses decreased to 20.8% from 20.9% for the year earlier quarter. The higher current quarter expenses were attributable to increases in wages and fringe benefits of $4.1 million, store occupancy and other store operating costs of $1.2 million, pre-opening costs for two new supermarkets of $0.5 million, advertising of $0.7 million, and $0.6 million in administrative and general expenses. Wages in stores open both quarters, excluding supermarket conversions to the LoBill format, increased 1.3% due to wage rate increases and increased labor hours resulting from same store sales gains.

For the forty weeks ended January 1, 2000, SG&A expenses increased $20.4 million, or 7.9%, from the comparable forty weeks of 1999 to $280.8 million. As a percentage of revenues, SG&A expenses were 20.8% in both years. The increase was due to increases in wages and benefits of $10.4 million, store occupancy and other store operating costs of $4.8 million, advertising of $2.7 million, and $2.8 million in administrative and general costs. Wages in identical stores increased 1.0% from the comparable forty weeks of the prior year.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the third quarter of 2000 was $5.9 million, compared to $5.2 million for the year earlier quarter. As a percentage of revenues, depreciation and amortization expense was 1.4% in the third quarter of both years.

For the forty weeks ended January 1, 2000, depreciation and amortization expense was $19.6 million, compared to $16.8 million for the year earlier period. As a percentage of revenues, depreciation and amortization expense was 1.5% for the first forty weeks of 2000, compared to 1.4% for the comparable period of 1999.

OPERATING INCOME

Operating income (income from continuing operations before interest and taxes) increased to $10.0 million for the third quarter of 2000 from $9.1 million for the comparable quarter of 1999. The increase was the result of an $11.5 million gross profit increase, including $0.9 million from the sale of real estate and a $0.4 million favorable LIFO adjustment, net of a $7.1 million increase in SG&A expenses, a $0.7 million increase in depreciation and amortization, and the $2.8 million non-recurring cigarette price increase gain in the third quarter of 1999. Third quarter operating income as a percentage of revenues was 2.4% in both years.

For the forty weeks ended January 1, 2000, operating income was $30.0 million, compared to $27.7 million in the same period in 1999. The increase is comprised of the improvement in gross profit in excess of incremental SG&A expenses and incremental depreciation and amortization, $0.9 million from sales of real estate and a $0.4 million favorable LIFO adjustment. Operating income as a percentage of revenues was 2.2% in both years.

INTEREST EXPENSE

Interest expense for the third quarter of 2000 was $5.1 million, compared to $4.5 million for the comparable quarter of 1999 and was 1.2% as a percentage of revenues in both quarters. For the forty weeks ended January 1, 2000, interest expense was $16.5 million, compared to $14.9 million in the same period in 1999. As a percentage of revenues, interest expense for the forty weeks was 1.2% in both years.

INCOME TAXES

For the quarter ended January 1, 2000, the effective income tax rate was 33.3%, compared to 30.5% for the comparable prior year quarter. For the forty weeks ended January 1, 2000, the effective income tax rate was 32.2%, compared to 32.0% for the comparable weeks of the prior year. It is expected the effective rate will be 32.2% for the current year.

NET INCOME

Net income was $3.3 million for the third quarter of 2000, compared to $3.2 million in 1999. Net income, as a percentage of revenues, was 0.8% in both quarters.

For the forty weeks ended January 1, 2000, net income was $9.2 million, compared to $8.7 million in 1999. As a percentage of revenues, net income for the forty weeks was 0.7% in both years.

CAPITAL EXPENDITURES

The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowing and lease financing, including capital and operating leases.

During the first forty weeks of 2000, the following stores were opened, acquired, remodeled, converted or under construction:

                                          Square
     Store Type         Category           Feet        Location              Status
     ----------         --------           ----        --------              ------
    Supermarket         Replacement       64,000       Indianapolis, IN      Open
    Supermarket         New               65,000       Carmel, IN            Open
    Supermarket         Replacement       65,000       Brownsburg, IN        Under construction
    LoBill              Conversion        30,000       Indianapolis, IN      Open
    LoBill              Acquired          12,000       Pendleton, IN         Open
    LoBill              Acquired          17,000       Peru, IN              Open
    LoBill              Acquired          32,000       Richmond, IN          Open
    LoBill              Acquired          14,000       Richmond, IN          Open
    Convenience         Acquired           2,600       Indianapolis, IN      Open
    Convenience         Acquired           2,600       Indianapolis, IN      Open
    Convenience         New                2,000       Warsaw, IN            Open
    Convenience         Acquired           2,600       Muncie, IN            Open
    Convenience         New                3,600       Greenfield, IN        Under construction
    Convenience         New                3,600       Brownsburg, IN        Under construction
    Convenience         New                5,000       W. Lafayette, IN      Under construction
    Convenience         New                3,600       Connersville, IN      Under construction
    Convenience         New                3,800       Muncie, IN            Under construction

Subsequent to the end of the quarter, the Company opened the supermarket in Brownsburg, Indiana and the convenience stores in Greenfield and Brownsburg, Indiana. In addition to the above projects, the Company plans to construct and open a fuel kiosk at one supermarket and acquire several sites for future development. The cost of these projects and other capital commitments is estimated to be $65.0 million. Of this amount, the Company plans to fund $15.0 million through equipment leasing, $25.0 million through mortgages, and the remainder with current cash balances and internally generated funds. As of January 1, 2000, the Company had expended $45.2 million for capital expenditures in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the forty weeks ended January 1, 2000 was $34.2 million, compared to $32.8 million for the year earlier period. The improvement in net cash provided by operating activities was due primarily to higher non-cash charges for depreciation of property, equipment and other assets. Working capital decreased $2.7 million to $63.4 million from March 27, 1999 for the reasons stated below. Accounts receivable increased $2.5 million due to seasonal sales volume. Inventory increased $12.9 million due to seasonal demands, but was partially funded by a $7.8 million increase in accounts payable. Prepaid expenses decreased $3.6 million, as $4.1 million funded for the Company group insurance plan at March 27, 1999 was disbursed during the period. Accrued liabilities increased $7.6 million due primarily to vacation and other employee benefits, the timing of interest payments on the Senior Subordinated Notes and an increase in the current portion of deferred federal income taxes.

At January 1, 2000, the Company's bank revolving credit agreements provided $50.0 million of available financing, of which $25.0 million was utilized. Commitments from various banks for short-term borrowings provided an additional $20.0 million available at rates at or below the prime rates of the committed banks, of which none was utilized at January 1, 2000.

The Company believes amounts available under its revolving credit agreements and notes payable to banks, cash flows from operating activities, and lease financings will be adequate to meet the Company's working capital needs, debt service obligations and capital expenditures for the foreseeable future.

YEAR 2000 ISSUE

The Company has completed the remediation, testing and implementation phases for all business applications hardware and software (information technology, or IT), and non-IT areas including microprocessors and embedded chips. Subsequent to December 31, 1999, minor non-compliance issues have been identified and remediated, none of which have affected the Company's ability to operate in the normal course of business. Since some software programs are executed infrequently, additional non-compliance may be detected in the future. No significant non-compliance related problems have been experienced with merchandise suppliers and service providers. The Company believes that any risk associated with further findings of non-compliance will be minimal and will not have a material effect on the Company's operating results or financial position.

The total cost of compliance was $13.8 million, of which $12.8 million was capitalized and $1.0 million was expensed. The Company does not separately track the internal costs incurred for the Year 2000 project; those costs are principally the payroll and related costs for its information systems group. The costs of the project were funded through operating cash flows. No IT projects were delayed as a result of the Year 2000 compliance effort that would have a material effect on the Company's operating results or financial position.

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

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MARSH SUPERMARKETS, INC.



February 14, 2000                By:  /s/ Douglas W. Dougherty
                                      ------------------------------------------
                                      Douglas W. Dougherty
                                      Senior Vice President, Chief Financial
                                      Officer, and Treasurer



February 14, 2000                By:  /s/ Mark A. Varner
                                      ------------------------------------------
                                      Mark A. Varner
                                      Chief Accounting Officer
                                      Vice President - Corporate Controller