Form 10-K
period 2000-04-01
MARSH SUPERMARKETS INC
filed 2000-06-29
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended April 1, 2000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

         Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant as of June 1, 2000: $36,455,232 and $40,533,291, respectively. This calculation assumes all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates", a status which each of the officers and directors individually disclaims.

         At June 1, 2000, there were 4,004,408 shares of Class A Common Stock and 4,505,956 shares of Class B Common Stock outstanding.

         Portions of the 2000 Annual Report to Shareholders for the year ended April 1, 2000 are incorporated by reference into Parts I and II.

         Portions of the Proxy Statement for the Annual Shareholders' Meeting to be held August 1, 2000, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

At April 1, 2000, Marsh Supermarkets, Inc. (the "Company" or "Marsh") operated 93 supermarkets and 179 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh owns and operates a specialized convenience store distribution business which serves its Village Pantry stores, as well as 1,310 unaffiliated convenience stores in an eight-state area. Marsh also owns and operates a food services division, which provides upscale catering, vending, concession and business cafeteria management services, and a floral division, which operates four upscale retail floral shops under the name of McNamara and one business florist under the name Enflora.

SUPERMARKETS

At April 1, 2000, the Company operated 80 supermarkets in central Indiana and 13 in western Ohio. The 39 stores in the Indianapolis metropolitan market area constitute the Company's major market. The remaining supermarkets operate in 37 other communities. Revenues from supermarket operations represent approximately 65% of the Company's fiscal 2000 consolidated sales and other revenues.

The Company's supermarket merchandising strategy emphasizes service, quality and convenient one-stop shopping at competitive prices. Of the Company's supermarkets, 61 are open 24 hours a day and 9 are open until midnight, with the remainder having various other schedules. All stores are open seven days a week.

The Company believes providing quality merchandise is an important factor in maintaining and expanding its customer base. In recent years, the Company has devoted a greater proportion of new and remodeled stores to fresh, high quality perishables, such as produce, delicatessen items, baked goods, prepared foods, seafood and floral items. The Company believes fresh produce is an important customer draw; therefore, it focuses on buying premium quality produce worldwide. The geographic concentration of the Company's supermarkets enables the Company to deliver fresh items to its stores quickly and frequently. An extension of this theme is convenient, high quality, ready to eat meals. The "Chef Fresh" program offers take-home items for immediate consumption in 37 stores. These products are prepared in the Company's central kitchen, which is now a shared facility, providing fresh items to most of the Company's divisions.

The Company's new and expanded large superstore format offers customers convenient one-stop shopping. Its Marsh supermarkets feature an extended line of traditional grocery store items as well as service and specialty departments such as delicatessens, bakeries, prepared foods, prime cut meats, fresh seafood, floral and video rental. The Company features nationally advertised and distributed merchandise along with products under its own trademarks, service marks and trade names. Service and specialty departments included in Marsh supermarkets include delicatessens (93 stores), hot prepared foods (61), bakeries (93), prime cut service meat (57), fresh seafood (58), sushi shops
(18), floral shops (59), imported cheese shops (58), wines and beer (87), salad bars (37), video rental (63), cosmetic counters (5) and shoe repair (6). Thirty of the Company's supermarkets include pharmacies in food and drug combination stores. In addition, banks or savings institutions operate branch facilities in 25 of the Company's stores, and 71 stores offer ATM machines. Home delivery of orders placed by customers via telephone, fax or the Internet is offered to the Indianapolis metropolitan market.

The Company's superstore format is in excess of 75,000 square feet, and its modern conventional supermarket format is approximately 55,000 to 65,000 square feet. The Company currently operates six superstores and 11 modern conventional supermarkets. Approximately one-third of the sales area in these stores is devoted to merchandising fresh, high quality perishable products such as delicatessens, bakeries, prepared foods and produce. Since 1991, approximately 50% of the total supermarket square footage is new or remodeled.

The Company has developed a smaller, low-price supermarket format with limited service and specialty departments as an alternative to the large, full service Marsh supermarket. As of April 1, 2000, the Company operated 23 of its supermarkets under this concept. Subsequent to April 1, 2000, a new store was opened. The stores operate under the trade name LoBill Foods. There is an ongoing development program to remodel selected Marsh supermarkets to the LoBill format. The Company believes the LoBill format offers an opportunity to maximize its market area by expanding into smaller communities and inner city metropolitan areas that can be better served by that format and to appeal to the price motivated consumer in markets currently serviced by traditional Marsh stores. In 1999, the Company opened a 7,500 square foot limited selection, stock-up grocery store with an every day low price format operating under the trade name Savin$.

The Company's supermarkets range in size from 7,500 to 82,300 square feet. The average size is approximately 38,800 square feet. The Company has an ongoing development program of constructing larger Marsh supermarkets within its market area and remodeling, enlarging and replacing existing supermarkets. Future development will continue to focus on a food and drug combination store format of approximately 55,000 to 65,000 square feet, with superstores in excess of 75,000 square feet in select locations. The Company believes a larger store format enables it to offer a wider variety of products and expanded service and specialty departments, thereby strengthening its competitive position. The following summarizes the number of stores by size categories:

                                                                        Number
                  Square Feet                                         of Stores
                  -----------                                         ---------
                  More than 75,000. . . . . . . . . . . . . . . . .        6
                  55,000 - 75,000 . . . . . . . . . . . . . . . . .       11
                  45,000 - 54,999 . . . . . . . . . . . . . . . . .        7
                  35,000 - 44,999 . . . . . . . . . . . . . . . . .       19
                  25,000 - 34,999 . . . . . . . . . . . . . . . . .       40
                  Less than 25,000 . . . . . . . . . . . . .  . . .       10
                                                                         ----
                                                                          93
                                                                         ====

The Company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The focus of the television campaign is to promote a quality and service image rather than specific products and prices. The Indianapolis television market covers approximately 80% of the Company's supermarkets. Various sales enhancement promotional activities, including free grocery and other programs designed to encourage repeat shoppers, are conducted as an important part of the Company's merchandising strategy. The Company utilizes a frequent shopper card program, "Fresh I.D.E.A.(R)". The card provides shoppers electronic coupons, opportunities to win trips and other prizes, and functions as a video rental card. Over one million cards are in circulation. Further, a customer may select a VISA(R) co-branded credit card option for their Fresh I.D.E.A. card and earn rebates on all credit card purchases regardless of the merchant. The credit card rebates are funded by the Company's bank partner. The Company recently implemented a "Marsh Kid's Club" program to emphasize marketing opportunities to families.

CONVENIENCE STORES

At April 1, 2000, the Company operated 179 convenience stores under the Village Pantry trade name. These self-service stores offer a broad selection of grocery, bakery, dairy and delicatessen items, including fresh pastry products and sandwiches prepared in the stores. All of the stores sell money orders and lottery tickets and 114 stores have automated teller bank machines. Additionally, 99 of theses stores offer petroleum products. Ninety-three percent of the petroleum stores are branded by major fuel suppliers, including Marathon, Shell, and Amoco. Thirteen of the stores operate drive-thru car washes. Revenues from the convenience stores represented approximately 12% of the Company's fiscal 2000 consolidated sales and other revenues. Carry-out cold beer, a high-volume item typically found in convenience stores in other states, may be sold only by package liquor stores and taverns in Indiana; accordingly, it is not sold in the Company's convenience stores in Indiana. In Indiana, all but 10 of the Company's convenience stores are open 24 hours a day; the remaining stores close at midnight. All stores are open seven days a week.

The Company has added higher margin food and beverage products, such as store-prepared pizza (43 stores), chicken (48), and self-service fountain drinks, as well as sit-down eating areas in 70 stores. The Company is a Taco Bell Express franchisee in three stores which increases the variety of available fast food. These stores include drive-thru service.

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

CONVENIENCE STORE DISTRIBUTING COMPANY ("CSDC")

CSDC serves the Company's Village Pantry stores and over 1,300 unaffiliated stores in an eight-state area, distributing a wide range of products typically sold in convenience stores, including groceries, cigarette and other tobacco products, snack items, housewares and health and beauty care products. Customers have the opportunity to order most product lines in single units. CSDC owns a 210,000 square foot warehouse and distribution facility in Richmond, Indiana, which the Company estimates is operating at 90% of capacity. CSDC utilizes its own trucks and drivers for its transportation needs. The CSDC sales and marketing staff of approximately 45 employees services existing customers and actively solicits new customers. CSDC accounted for approximately 21% of the Company's fiscal 2000 consolidated sales and other revenues.

CRYSTAL FOOD SERVICES

The Company's food service operation does business under the trade name Crystal Food Services. It offers a range of services including banquet hall catering, special events catering, concession services, vending and cafeteria management. The Company focuses on presenting expertly prepared cuisine of unsurpassed freshness and quality in all of its food service operations. The Company began its food service operations in 1993 with ALLtimate Catering and expanded in January 1995 with the acquisition of Crystal Catering. In May 1995, the Company expanded again with the acquisition of Martz and Associates Food Services. Vending operations were expanded in 1999 with the acquisition of Capitol Vending and Crown Vending. The Company intends to expand the food services operations through the solicitation of new customers and possible acquisition of businesses that will complement the existing operations.

The combination of these operations has created a unique range of services, products and facilities. The Company's banquet hall facilities include the Crystal Yacht Club, the Indiana Roof Ballroom, the Murat Shrine Centre, Union Station, and the NCAA Headquarters in Indianapolis, Indiana, and the Horizon Convention Center in Muncie, Indiana. The Company caters special events at the Indianapolis Motor Speedway, Conner Prairie Museum, Indianapolis Museum of Art, the Eiteljorg Western Museum of Art, and the RCA Tennis Championships in Indianapolis. The Company also provides concession services at the Indianapolis Zoo, Conner Prairie, Prairie View Golf Club and Eagle Point Resort Cafe, cafeteria management to 17 major employers, and vending services to over 100 clients throughout the greater Indianapolis area. The Company's food service operation also provides meals at the child development centers for Marsh and Eli Lilly and Company in Indianapolis.

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

The Company's distribution centers are modern and highly automated. Merchandise is controlled through an on-line computerized buying and inventory control system. In fiscal 1997, the perishable products facility was expanded by approximately 67,000 square feet to provide additional capacity. The receiving dock was modified to enhance product flow. Also, new state-of-the-art banana rooms were added to ensure high quality bananas with consistent color. The Company believes its distribution centers are adequate for its needs for the foreseeable future without major additional capital investment. The Company estimates the supermarket distribution centers currently operate at approximately 75% of capacity. Approximately 80% of the delivery trips from distribution centers to supermarkets are 75 miles or less. The Company also operates a commissary and a central kitchen to produce products sold through the delicatessen departments of its supermarkets and convenience stores, to support Crystal Food Services for large catering events and vending operations, and to service third parties through CSDC.

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

MANAGEMENT INFORMATION SYSTEMS

All of the Company's supermarkets are equipped with electronic scanning checkout systems to minimize item pricing, provide more efficient and accurate checkout line operation, and provide product movement data for merchandising decisions and other purposes. The checkout systems are integrated with the Company's frequent shopper card program to provide customer specific data to facilitate individualized marketing programs. Additionally, the Company recently upgraded the supermarket front-end systems and scale equipment, and implemented new inventory/procurement distribution software in 1999. Point-of-sale electronic funds transfer and credit card systems are in place in the supermarkets. Through the use of a bank debit card, a customer can authorize the immediate transfer of funds from their account to the Company at the point of purchase. Village Pantry now utilizes 100% scanning at the front-end.

The Company utilizes in-store micro-computers in the supermarkets to automate various tasks, such as electronic messaging, processing the receiving and billing of vendor direct-store-delivered (DSD) merchandise, processing of video rentals, processing pharmacy records in the 30 food and drug combination stores, and time keeping for payroll processing. In 1998, the Company completed installation of a wide area network for data communications between the corporate office, supermarkets, warehouses and CSDC. Future supermarket applications currently under development include computer-assisted reordering and an electronic shelf tag program. All convenience stores are equipped with micro-computers for electronic transmission of accounting and merchandising data to headquarters, electronic messaging and processing DSD merchandise receiving and billing.

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

The Company believes it is one of the largest supermarket chains operating in its market area. The Company's supermarkets are subject to competition from local, regional and national supermarket chains, independent supermarkets, and other retail formats, such as discount stores and wholesale clubs. The number of competitors and degree of competition experienced by the Company's supermarkets vary by location, with the Indianapolis metropolitan market generally being subject to more price competition than the smaller markets. The principal supermarket chain competitors are The Kroger Co., Super Valu Food Stores, Inc., operating in the Indianapolis market through its "Cub Foods" stores, Meijer, Inc., and Wal-Mart supercenters.

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

EMPLOYEES

The Company has approximately 14,600 employees. Approximately 8,700 employees are employed on a part-time basis. All employees are non-union, except approximately 200 supermarket distribution facility employees who are unionized under two three-year collective bargaining agreements which extend to May 2001. The Company considers its employee relations to be very good.

The Company opened a child development center in fiscal 1997 in an effort to help employees meet day care needs. The operation is located in a 12,500 square foot facility near one of the Company's supermarkets in Carmel, Indiana. Marsh owns the building and the equipment, but an unaffiliated child care firm operates the center. The service is limited to the Company's employees and immediate family members and operates five days a week.

REGULATORY MATTERS

As a retailer of alcoholic beverages, tobacco products and gasoline, the Company is subject to federal and state statutes, ordinances and regulations concerning the storage and sale of these products. The Company is aware of the existence of petroleum contamination at 30 Village Pantry locations and at one distribution center and has commenced remediation at each of these sites. The cost of remediation varies significantly depending on the extent, source and location of the contamination, geological and hydrological conditions and other factors.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 with respect to the Registrant's executive officers is set forth below. Each officer has been elected for a term to expire in August 2000 or upon election of the officer's successor by the Board of Directors.

     NAME                       POSITION                         AGE     FAMILY RELATIONSHIP
     ----                       --------                         ---     -------------------
DON E. MARSH                Chairman of the Board, President     62      Son of Garnet R. Marsh,
                            and Chief Executive Officer                  brother of William L. Marsh

Mr. Don E. Marsh has held his current position as Chairman of the Board of Directors, President and Chief Executive Officer of the Company for more than the past five years. He has been employed by the Company in various supervisory and executive capacities since 1961.

-------------------------------------------------------------------------------------------------------
FRANK J. BRYJA              President and Chief Operating        58      None
                            Officer, Supermarket Division

Mr. Frank J. Bryja has held his current position since August 1996. For more than five years prior thereto, he served as Vice President-Merchandising. He has been employed by the Company in various supervisory and executive capacities since 1965.

-------------------------------------------------------------------------------------------------------
P. LAWRENCE BUTT            Senior Vice President, Counsel       58      None
                            and Secretary

Mr. P. Lawrence Butt has held his current position since August 1997. For more than the five years prior thereto, he served as Vice President, Counsel and Secretary. In May 1999, he was elected to serve as a director of the Company. He has been employed by the Company in various executive capacities since 1977.

-------------------------------------------------------------------------------------------------------
DOUGLAS W. DOUGHERTY        Senior Vice President, Chief         56      None
                            Financial Officer and Treasurer

Mr. Douglas W. Dougherty has held his current position since August 1997. He has been employed by the Company as Chief Financial Officer since March 1994. His prior experience includes senior financial executive positions with Hartmarx, Inc. from November 1990 to March 1994. Prior experience includes senior management positions at Dayton Hudson Corp. and The May Department Stores Company.

-------------------------------------------------------------------------------------------------------
WILLIAM L. MARSH            Senior Vice President - Property     56      Son of Garnet R. Marsh,
                            Management                                   brother of Don E. Marsh

Mr. William L. Marsh has held his current position since August 1997. For more than five years prior thereto, he served as Vice President-General Manager, Property Management. In May 1991, he was elected to serve as a director of the Company. He has been employed by the Company in various supervisory and executive capacities since 1974.

-------------------------------------------------------------------------------------------------------
RANDOLPH L. POKORZYNSKI     President and Chief Operating        47      None
                            Officer, Village Pantry Division

Mr. Randolph L. Pokorzynski has held his current position since August 1998. Prior thereto, he served as Vice President-Grocery Merchandising, Supermarket Division, since August 1997, Director-Grocery Merchandising, Supermarket Division, since July 1996, and Director of Marketing, Village Pantry Division since October 1991. He has been employed by the Company in various supervisory and management positions since January 1980.

-------------------------------------------------------------------------------------------------------
THEODORE R. VARNER          President and Chief Operating        64      None
                            Officer, Convenience Store
                            Distributing Company Division

Mr. Theodore R. Varner has held his current position since August 1994. For more than five years prior thereto, he served as Vice President - General Manager, Convenience Store Distributing Company Division.

-------------------------------------------------------------------------------------------------------
JACK J. BAYT                President and Chief Operating        43      None
                            Officer, Crystal Food Services
                            Division

Mr. Jack J. Bayt has held his current position since January 1995. For more than five years prior thereto, he was President and Chief Executive Officer of Crystal Catering of Indiana, Inc.

-------------------------------------------------------------------------------------------------------
MARK A. VARNER              Vice President - Corporate
                            Controller                           50      None

Mr. Mark A. Varner has held his current position since August 1999. For more than five years prior thereto, he served as Corporate Controller. He has been employed by the Company in various accounting positions since 1971.

ITEM 2. PROPERTIES

The following table summarizes the per unit and aggregate size of the retail facilities operated by Marsh, together with an indication of the age of the total square footage operated.

                         Footage     Per Store
                         Operated     Average     0-6 Years    6-12 Years      Over 12 Years
                         --------     -------     ---------    ----------      -------------
Supermarkets             3,605,000    38,800         31%           41%             28%
Convenience Stores         523,000     2,900         18%           36%             46%
                         ---------
                         4,128,000
                         =========

Owned and leased retail facilities are summarized as follows:

                                                                       Convenience
                                                      Supermarkets       Stores
                                                      ------------       ------
                  Owned                                    38              127
                  Leased:
                    Fixed rentals only                     27               31
                    Fixed plus contingent rentals          28               21
                                                         ----             ----
                                                           55               52
                                                         ----             ----
                                                           93              179
                                                         ====             ====

All leases, except for six supermarkets and 21 Village Pantry stores, have one to four renewal options for periods of two to five years each. The majority of leases provide for payment of property taxes, maintenance and insurance by the Company. In addition, the Company is obligated under leases for 18 closed stores, of which seven were subleased at April 1, 2000.

The non-perishable grocery products warehouse in Indianapolis is leased with an initial lease term expiring in 2000 and options available through 2014. The facility, constructed in 1969, is located on a 44 acre site and has a total of 409,000 square feet, of which 382,000 is utilized for grocery warehousing operations. The remainder consists of a floral design center and office space.

An owned 191,000 square foot refrigerated perishable products handling facility in Yorktown, Indiana, serves as the distribution center for meat, produce and delicatessen items. The facility was completed in 1981 and was expanded and updated in fiscal 1997.

Marsh owns an additional 388,000 square foot facility in Yorktown, Indiana. Approximately 180,000 square feet of this facility is used as a distribution center for non-food products, approximately 21,000 square feet is used by the retail maintenance department, and an additional 55,000 square feet of warehouse space is leased to third parties. The portion of this facility formerly utilized for the Company's corporate offices is currently vacant.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information on Common Stock and Shareholder Matters on pages 35, 36 and 37 of the 2000 Annual Report to Shareholders for the year ended April 1, 2000 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data on page 18 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 through 23 of the 2000 Annual Report to Shareholders for the year ended April 1, 2000 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a policy, does not engage in speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at April 1, 2000, a 100 basis point change in interest rates would not have a material impact on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto and the report of the independent auditors on pages 24 to 37 of the 2000 Annual Report to Shareholders are incorporated herein by reference.

Quarterly Financial Data on page 19 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

In accordance with Instruction G(3), except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from those parts of Registrant's definitive Proxy Statement captioned "Election of Directors", "Compensation of Executive Officers", "Security Ownership of Management and Certain Beneficial Owners", and "Certain Relationships and Related Transactions", respectively, pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after April 1, 2000, the end of the fiscal year covered by this report. As permitted by Instruction G(3), the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      The following consolidated financial statements of Marsh
                  Supermarkets, Inc. and subsidiaries, included in the 2000
                  Annual Report to Shareholders for the year ended April 1, 2000 are incorporated by reference in Item 8.

                  Consolidated Balance Sheets as of April 1, 2000 and March 27, 1999.

                  Consolidated Statements of Income for each of the three years in the period ended April 1, 2000.

                  Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended April 1, 2000.

                  Consolidated Statements of Cash Flows for each of the three years in the period ended April 1, 2000.

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

           (e) - Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank - Incorporated by reference to Form 8-K, dated December 21, 1998.

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

           (k) - First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 - Incorporated by reference to Form 10-K for the year ended March 28, 1998.

           (l) - Second Supplemental Indenture between Marsh Supermarkets,
                 Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000.

           (m) - Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000.

           (n) - Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated June 23, 2000.

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

           (e) - Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

           (f) - Indemnification Agreements - Incorporated by reference to Form 10-Q for quarter ended January 6, 1990.

           (g) - Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.

           (h) - Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan Incorporated by reference to Form 10-K for the year ended March 30, 1991.

           (i) - Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors - Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.

           (j) - Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.

           (k) - Severance Benefits Agreements, dated as of January 1, 1996 - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

           (l) - Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

           (m) - Form of Restricted Stock Agreement, dated as of September 15, 1997 - Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.

           (n) - Marsh Supermarkets, Inc. Outside Directors' Stock Plan, as adopted November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

           (o) - Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 - Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

           (p) - Executive Stock Purchase Plan of Mash Supermarkets, Inc., effective as of September 1, 1998 - Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

           (q) - Marsh Deferred Compensation Plan - Incorporated by reference to Form S-8, dated September 25, 1998 (File No. 333-64343.

           (r) 1999 Outside Directors' Stock Option Plan, effective as of June 1, 1999 - Incorporated by reference to Proxy Statement, dated June 27, 1999, for Annual Meeting of Shareholders held August 3, 1999.

           (s) - Form of Employment Agreement, dated as of August 3, 1999
                 - Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

           (t) - 1999 Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999 Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

           (u) - Forms of guarantees related to Executive Stock Purchase Plan of Marsh Supermarkets, Inc.

Exhibit 13     - 2000 Annual Report to Shareholders (only portions specifically incorporated by reference are included herein).

Exhibit 21     - Subsidiaries of the Registrant.

Exhibit 23     - Consent of Independent Auditors.

Exhibit 27     - Financial Data Schedule for the year for which this report is filed (for SEC use only).


           (b) Reports on Form 8-K:

           There were no reports on Form 8-K filed by the Registrant with respect to the fourth quarter of its fiscal year ended April 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MARSH SUPERMARKETS, INC.



June 28, 2000                       By:  /s/ Don E. Marsh
                                         ---------------------------------------
                                         Don E. Marsh, President and
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


June 28, 2000                       /s/ Don E. Marsh
                                    --------------------------------------------
                                    Don E. Marsh, Chairman of the Board,
                                    President and Chief Executive Officer and
                                    Director


June 28, 2000                       /s/ Douglas W. Dougherty
                                    --------------------------------------------
                                    Douglas W. Dougherty, Senior Vice President,
                                    Chief Financial Officer and Treasurer


June 28, 2000                       /s/ Mark A. Varner
                                    --------------------------------------------
                                    Mark A. Varner, Vice President -
                                    Corporate Controller


June 28, 2000                       /s/ William L. Marsh
                                    --------------------------------------------
                                    William L. Marsh, Senior Vice
                                    President-Property Management, and Director


June 28, 2000                       /s/ Garnet R. Marsh
                                    --------------------------------------------
                                    Garnet R. Marsh, Director


June 28, 2000                       /s/ J. Michael Blakley
                                    --------------------------------------------
                                    J. Michael Blakley, Director


June 28, 2000                       /s/ P. Lawrence Butt
                                    --------------------------------------------
                                    P. Lawrence Butt, Senior Vice President,
                                    Counsel and Secretary, and Director


June 28, 2000                       /s/ Charles R. Clark
                                    --------------------------------------------
                                    Charles R. Clark, Director


June 28, 2000                       /s/ Stephen M. Huse
                                    --------------------------------------------
                                    Stephen M. Huse, Director


June 28, 2000                       /s/ Catherine A. Langham
                                    --------------------------------------------
                                    Catherine A. Langham, Director


June 28, 2000                       /s/ James K. Risk
                                    --------------------------------------------
                                    James K. Risk, III, Director


June 28, 2000                       /s/ K. Clay Smith
                                    --------------------------------------------
                                    K. Clay Smith, Director

                                         Exhibit Index

                                                                        Page No.

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

           (e) - Amended and Restated Rights Agreement, dated as of August 1, 1989, between Marsh Supermarkets, Inc. and National City Bank, dated as of December 24, 1998 - Incorporated by reference to Form 8-K, dated December 21, 1998.

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

           (k) - First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 - Incorporated by reference to Form 10-K for the year ended March 28, 1998.

           (l) - Second Supplemental Indenture between Marsh Supermarkets,
                 Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000.

           (m) - Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000.

           (n) - Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated June 23, 2000

Exhibit 10 (a) - Agreements between Ruan Leasing Company and Marsh
                 Supermarkets, Inc., dated September 18, 1987 - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

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

           (e) - Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

           (f) - Indemnification Agreements - Incorporated by reference to Form 10-Q for the quarter ended January 6, 1990.

           (g) - Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.

           (h) - Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

           (i) - Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors - Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.

           (j) - Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.

           (k) - Severance Benefits Agreements, dated as of January 1, 1996. - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

           (l) - Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

           (m) - Form of Restricted Stock Agreement, dated as of September 15, 1997 - Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.

           (n) - Marsh Supermarkets, Inc. Outside Directors' Stock Plan, as adopted November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

           (o) - Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 - Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

           (p) - Executive Stock Purchase Plan of Mash Supermarkets, Inc., effective as of September 1, 1998 - Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

           (q) - Marsh Deferred Compensation Plan - Incorporated by reference to Form S-8, dated September 25, 1998 (File No. 333-64343.

           (r) - 1999 Outside Directors' Stock Option Plan, dated as of June 1, 1999 - Incorporated by reference to Proxy Statement, dated June 27, 1999, for Annual Meeting of Shareholders held August 3, 1999.

           (s) - Form of Employment Agreement, dated as of August 3, 1999
                 - Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

           (t) - 1999 Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999 Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

           (u) - Forms of guarantees related to Executive Stock Purchase Plan of Marsh Supermarkets, Inc.

Exhibit 13     - Annual Report to Shareholders (only portions specifically incorporated by reference are included herein).

Exhibit 21     - Subsidiaries of the Registrant.

Exhibit 23     - Consent of Independent Auditors.

Exhibit 27     - Financial Data Schedule for the year for which this report is filed (for SEC use only).