Form 10-Q
period 2000-06-24
MARSH SUPERMARKETS INC
filed 2000-08-04
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 24, 2000

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

         Number of shares outstanding of each class of the registrant's common stock as of July 10, 2000:

                  Class A Common Stock  -          4,040,308 shares
                  Class B Common Stock  -          4,376,456 shares
                                                   ---------
                                                   8,416,764 shares
                                                   =========

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MARSH SUPERMARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (Unaudited)

                                                       12 Weeks Ended
                                                   ----------------------
                                                   June 24,      June 19,
                                                     2000          1999
                                                     ----          ----
Sales and other revenues                           $436,609      $394,266
Cost of merchandise sold, including
   warehousing and transportation                   329,769       296,183
                                                   --------      --------
Gross profit                                        106,840        98,083
Selling, general and administrative                  89,774        82,623
Depreciation                                          6,096         5,640
                                                   --------      --------
Operating income                                     10,970         9,820
Interest and debt expense amortization                5,771         4,871
                                                   --------      --------
Income before income taxes                            5,199         4,949
Income taxes                                          1,722         1,668
                                                   --------      --------
Net income                                         $  3,477      $  3,281
                                                   ========      ========

Earnings per common share                          $    .42      $    .39
                                                   ========      ========

Earnings per common share - assuming dilution      $    .38      $    .36
                                                   ========      ========

Dividends per share                                $    .11      $    .11
                                                   ========      ========



See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               June 24,        April 1,        June 19,
                                                                 2000            2000            1999
                                                                 ----            ----            ----
                                                             (Unaudited)       (Note A)       (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                                         $  38,813       $  31,435       $  24,263
  Accounts receivable                                             45,694          44,315          39,978
  Inventories, less LIFO reserve; June 24, 2000 - $8,418;
      April 1, 2000 - $8,343; June 19, 1999 - $12,216            125,376         125,383         109,079
  Prepaid expenses                                                 5,203           6,068           4,751
  Recoverable income taxes                                           598           1,960              --
                                                               ---------       ---------       ---------
       Total current assets                                      215,684         209,161         178,071
Property and equipment, less allowances for depreciation         303,179         299,589         279,557
Other assets                                                      61,755          58,255          50,044
                                                               ---------       ---------       ---------
                                                               $ 580,618       $ 567,005       $ 507,672
                                                               =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                        $   3,880       $  10,000       $     300
  Accounts payable                                                80,120          79,097          73,834
  Accrued liabilities                                             49,108          55,042          46,204
  Current maturities of long-term liabilities                      3,344          28,097           3,133
                                                               ---------       ---------       ---------
       Total current liabilities                                 136,452         172,236         123,471

Long-term liabilities:
  Long-term debt                                                 265,446         218,724         218,486
  Capital lease obligations                                       14,156          14,266          13,344
                                                               ---------       ---------       ---------
      Total long-term liabilities                                279,602         232,990         231,830

Deferred items:
   Income taxes                                                   12,794          12,744          11,936
   Other                                                          16,591          16,123          13,522
                                                               ---------       ---------       ---------
       Total deferred items                                       29,385          28,867          25,458

Shareholders' Equity:
  Common stock, Classes A and B                                   25,459          25,455          25,393
  Retained earnings                                              119,927         117,360         111,183
  Cost of common stock in treasury                                (8,352)         (7,858)         (6,962)
  Deferred cost - restricted stock                                (1,379)         (1,574)         (2,223)
  Notes receivable - stock options                                  (476)           (471)           (478)
                                                               ---------       ---------       ---------
       Total shareholders' equity                                135,179         132,912         126,913
                                                               ---------       ---------       ---------
                                                               $ 580,618       $ 567,005       $ 507,672
                                                               =========       =========       =========


See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                              12 Weeks Ended
                                                          -----------------------
                                                          June 24,       June 19,
                                                            2000           1999
                                                            ----           ----
OPERATING ACTIVITIES
Net income                                                $  3,477       $  3,281
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                              6,096          5,640
   Amortization of other assets                              1,421          1,363
   Changes in operating assets and liabilities              (3,993)         4,934
   Other                                                       359           (957)
                                                          --------       --------
Net cash provided by operating activities                    7,360         14,261

INVESTING ACTIVITIES
Net acquisition of property, equipment and land             (8,538)        (6,753)
Other investing activities                                  (5,767)        (2,956)
                                                          --------       --------
Net cash used for investing activities                     (14,305)        (9,709)

FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings         (6,120)           300
Proceeds from long-term borrowing                           22,458         25,000
Repayments of long-term debt and capital leases               (599)       (35,747)
Proceeds from sale/leaseback                                    --          1,000
Purchases of shares for treasury                              (504)          (422)
Cash dividends paid                                           (923)          (940)
Other financing activities                                      11             --
                                                          --------       --------
Net cash provided by (used for) financing activities        14,323        (10,809)

Net increase (decrease) in cash and equivalents              7,378         (6,257)
Cash and equivalents at beginning of period                 31,435         30,520
                                                          --------       --------
Cash and equivalents at end of period                     $ 38,813       $ 24,263
                                                          ========       ========


See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (in thousands except per share amounts, or as otherwise noted)


JUNE 24, 2000

NOTE A -- BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. This report should be read in conjunction with the Company's Consolidated Financial Statements for the year ended April 1, 2000. The balance sheet at April 1, 2000, has been derived from the audited financial statements at that date.

The Company's fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to "2001" and "2000" relate to the fiscal years ending March 31, 2001 and April 1, 2000, respectively.

The condensed consolidated financial statements for the twelve week periods ended June 24, 2000 and June 19, 1999, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented. Certain items in the 2000 condensed consolidated financial statements were reclassified to conform with the 2001 presentation.

Operating results for the twelve week period ended June 24, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2001.

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

Summarized combined financial information for the Guarantors is set forth below:

                                       June 24,         April 1,         June 19,
                                         2000             2000            1999
                                         ----             ----            ----
Current assets                        $ 216,024        $ 203,772       $ 178,071
Current liabilities                     123,328          162,458         114,820
Noncurrent assets                       322,468          314,866         285,434
Noncurrent liabilities                  114,672           67,139          61,647

                                                  12 Weeks Ended
                                             ------------------------
                                             June 24,        June 19,
                                               2000            1999
                                               ----            ----
Total revenues                               $ 436,604      $ 394,262
Gross profit                                   106,835         98,079
Net income                                       6,707          6,520

NOTE C - EARNINGS PER SHARE
The following table sets forth the computation of the numerators and denominators used in the computation of earnings per share and diluted earnings per share:

                                                      12 Weeks Ended
                                                 -----------------------
                                                 June 24,       June 19,
                                                   2000          1999
                                                   ----          ----
Numerator for earnings per share                  $ 3,477       $ 3,281
Effect of convertible debentures                      216           214
                                                  -------       -------
Numerator for diluted earnings per share -
  income after assumed conversions                $ 3,693       $ 3,495
                                                  =======       =======

Weighted average shares outstanding                 8,393         8,511
  Non-vested restricted shares                       (124)         (178)
                                                  -------       -------
Denominator for earnings per share                  8,269         8,333
Effect of dilutive securities:
  Non-vested restricted shares                        124           178
  Employee stock options                               72            26
  Convertible debentures                            1,290         1,290
                                                  -------       -------
Denominator for diluted earnings per share -
  adjusted weighted average shares                  9,755         9,827
                                                  =======       =======

NOTE D - BUSINESS SEGMENTS
The Company operates within two business segments; the retail sale of food and related products through supermarkets, convenience stores and food services, and the wholesale distribution of food and related products by CSDC, principally to unaffiliated convenience stores.

Segment information is set forth in the following table:

                                            Retail        Wholesale       Consolidated
                                            ------        ---------       ------------
Twelve weeks ended June 24, 2000

External revenues                         $  342,153     $    94,456       $ 436,609
Intersegment revenues                          8,335          21,990          30,325
Income before income taxes                     4,252             947           5,199

Twelve weeks ended June 19, 1999

External revenues                         $  314,495     $    79,771       $ 394,266
Intersegment sales                             7,743          21,345          29,088
Income before income taxes                     4,342             607           4,949

NOTE E - ACQUISITION
On May 6, 2000, the Company acquired the capital stock of A.L. Ross & Sons, which operates five supermarkets and three pharmacies in Muncie, Indiana. The results of operations, assets and liabilities, and cash flows of A.L. Ross & Sons for the period ended June 24, 2000, are not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following discussion includes certain forward-looking statements (statements other than with respect to historical fact). Actual results could differ materially from those reflected by the forward-looking statements due to known and unknown risks and uncertainties which could adversely affect future results, liquidity and capital resources. The risks and uncertainties include softness in the general retail food industry, the entry of new competitive stores and e-retailers in the Company's market, the stability of distribution incentives from suppliers, the level of discounting by competitors, the timely and on-budget completion of store construction, expansion, conversion and remodeling, and the successful integration of acquisitions, uncertainties relating to tobacco and environmental regulations, and the level of margins achievable in the Company's operating divisions and their ability to increase sales and minimize operating expenses. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

                                                              First Quarter
                                                 --------------------------------------
                                                 Percentage of Revenues
                                                 ----------------------      Percentage
                                                    2001         2000          Change
                                                    ----         ----          ------
Sales and other revenues                           100.0%       100.0%          10.7%
Gross profit                                        24.5%        24.9%           8.9%
Selling, general and administrative                 20.6%        21.0%           8.7%
Depreciation                                         1.4%         1.4%           8.1%
Operating income                                     2.5%         2.5%          11.7%
Interest and debt expense amortization               1.3%         1.2%          18.5%
Income taxes                                         0.4%         0.4%           3.2%
Net income                                           0.8%         0.8%           6.0%


SALES AND OTHER REVENUES
In the first quarter of 2001, consolidated sales and other revenues increased $42.3 million, or 10.7%, from the first quarter of 2000 to $436.6 million. Supermarket revenues increased $16.1 million, Village Pantry revenues increased $9.5 million, Convenience Store Distributing Company (CSDC) revenues increased $14.7 million and Crystal Food Services revenues increased $1.1 million. Retail sales, excluding fuel sales, increased 6.4%. Sales in comparable supermarkets and convenience stores, including replacement stores and format conversions, but excluding fuel, increased 3.2% from the first quarter of 2000. Approximately half of the increase in supermarket revenues was attributable to comparable store sales gains with the remainder attributable to two supermarkets and three LoBill stores opened since the beginning of the year earlier quarter. Village Pantry inside store revenues increased 6.7% and fuel gallons sold increased 9.8%. Approximately $5.5 million of the increase in Village Pantry revenues resulted from retail fuel prices significantly higher than the year earlier quarter. The increase in CSDC revenues was primarily attributable to higher cigarette manufacturer prices passed on to customers.

GROSS PROFIT
Gross profit is calculated net of warehousing, transportation, and promotional expenses. In the first quarter of 2001, consolidated gross profit increased $8.8 million, or 8.9%, from the first quarter of 2000 to $106.8 million as compared to $98.0 million for the year earlier quarter. As a percentage of revenues, gross profit was 24.5% in the first quarter of 2001 compared to 24.9% for the prior year. As a percentage of revenues, gross profit increased in supermarkets and Crystal Food Services. Consolidated gross profit, as a percentage of revenues, declined due to significantly higher retail fuel prices in Village Pantry and higher wholesale cigarette prices in CSDC; both commodities are sold at profit margins well below the gross profit percentages achieved on grocery and foodservice sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the first quarter of 2001, selling, general and administrative (SG&A) expenses increased $7.2 million, or 8.7%, from the comparable quarter of 2000 to $89.8 million. As a percentage of revenues, SG&A expenses were 20.6% in 2001 compared to 21.0% in 2000. The higher expenses were primarily attributable to a $4.9 million increase in wage and fringe benefits costs, a $0.7 million decrease in advertising, a $2.0 million increase in store occupancy costs and a $1.0 million increase in other store operating and administrative costs. Wage expense in stores open in both quarters, excluding supermarket conversions to the LoBill format, increased 2.9% due to wage rate increases and increased labor hours resulting from same store sales gains.

DEPRECIATION EXPENSE
Depreciation expense for the first quarter of 2001 was $6.1 million, compared to $5.6 million for the first quarter of 2000. As a percentage of revenues, depreciation expense was 1.4% for both quarters.

OPERATING INCOME
Operating income (income from continuing operations before interest and taxes) increased $1.2 million to $11.0 million for the first quarter of 2001 from $9.8 million for the first quarter of 2000. Operations contributed $1.9 million to the increase, but $0.7 million of income generated from the disposal of assets in the year earlier quarter did not recur in the current quarter. Operating income, as a percentage of revenues, was 2.5% for both quarters.

INTEREST EXPENSE
Interest expense for the first quarter of 2001 was $5.8 million, compared to $4.9 million in the first quarter of 2000 and, as a percentage of revenues, was 1.3% in 2001 and 1.2% in 2000.

INCOME TAXES
For the quarter ended June 24, 2000 the effective income tax rate was 33.1% compared to 33.7% for the year earlier quarter. The first quarter effective rate is based on the overall expected rate for 2001.

NET INCOME
Net income for the first quarter of fiscal 2001 was $3.5 million, compared to $3.3 million for the first quarter of 2000. As a percentage of revenues, net income was 0.8% for both quarters.

CAPITAL EXPENDITURES
The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases.

During the first quarter of 2001, the following stores were opened, acquired, remodeled, converted or were under construction:

                                                 Square
    Store Type                Category            Feet      Location              Status
    ----------                --------            ----      --------              ------
    Supermarket               New                55,000     Mooresville, IN       Under construction
    Supermarket               New                55,000     Bloomington, IN       Under construction
    Supermarket               Replacement        55,000     Kokomo, IN            Under construction
    LoBill                    Acquired           26,000     Greensburg, IN        Open
    LoBill                    New                31,000     Lebanon, IN           Open
    Convenience               Replacement         3,600     Connersville, IN      Open
    Convenience               Replacement         3,800     Muncie, IN            Open
    Convenience - kiosk       New                   200     Indianapolis, IN      Open
    Convenience               New                 3,500     Martinsville, IN      Under construction
    Convenience               New                 3,500     McCordsville, IN      Under construction
    Convenience               Replacement         3,500     Wabash, IN            Under construction
    Convenience               Replacement         3,500     Muncie, IN            Under construction
    Convenience - kiosk       New                   200     Mooresville, IN       Under construction

During the quarter, the Company also acquired five supermarkets and three pharmacies in Muncie, Indiana, and the assets of Primo Catering, a mid-scale caterer in Indianapolis, Indiana. In 2001, the Company also plans to remodel one supermarket, open four to six new convenience stores and acquire several sites for future development. The cost of these projects and other capital commitments is estimated to be $70.0 million. Of this amount, the Company plans to fund $20.0 million through equipment leasing, $40.0 million through sale/leasebacks and believes it can finance the balance with current cash balances and internally generated funds. As of June 24, 2000, the Company had expended $8.5 million for capital expenditures.

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

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities in the first quarter of 2001 was $7.4 million, compared to $14.3 million in the first quarter of 2000. The decline in net cash provided by operating activities was due primarily to payments of both notes payable to bank and accrued liabilities. Working capital increased $42.3 million from April 1, 2000. Changes in working capital included a $7.4 million increase in cash and equivalents, a $6.1 million decrease in notes payable to bank, a $5.9 million decrease in accrued liabilities and a $24.8 million decrease in current maturities of long-term liabilities. The increase in cash and equivalents and decrease in notes payable to bank were due primarily to the receipt of proceeds from the mortgage of two supermarkets. The decrease in accrued liabilities was due primarily to the payment of accrued compensation and related payroll taxes, and the payment of property taxes. The decrease in current maturities of long-term liabilities was due to the payment of amounts borrowed under revolving credit facilities.

During the quarter, $50.0 million in bank revolving credit facilities matured and were replaced with a new three year $90.0 million unsecured revolving credit facility, of which $35.0 million was utilized at June 24, 2000. The new facility contains various financial covenants including a funded debt to EBITDA ratio and a fixed charge coverage ratio. The Company also has a bank commitment that provides an additional $5.0 million in short-term borrowing at a rate equal to or below the prime rate of the committed bank, of which $3.9 million was utilized at June 24, 2000.

The Company believes amounts available under its revolving credit agreement and notes payable to bank, cash flows from operating activities and lease financings will be adequate to meet the Company's working capital needs, debt service obligations and capital expenditures for the foreseeable future.

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


                                    MARSH SUPERMARKETS, INC.

August 2, 2000                      By:        /s/ Douglas W. Dougherty
                                         --------------------------------------
                                         Douglas W. Dougherty
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer



August 2, 2000                      By:        /s/ Mark A. Varner
                                         --------------------------------------
                                         Mark A. Varner
                                         Chief Accounting Officer
                                         Vice President - Corporate Controller

                           Exhibit Index

Exhibit 27 - Financial Data Schedule for the quarter for which this report is filed (for SEC use only).