Form 10-Q
period 2000-10-14
MARSH SUPERMARKETS INC
filed 2000-11-28
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 14, 2000

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

         Number of shares outstanding of each class of the registrant's common stock as of October 30, 2000:

                             Class A Common Stock  -     3,993,908 shares
                             Class B Common Stock  -     4,279,387 shares
                                                         ---------
                                                         8,273,295 shares
                                                         =========

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MARSH SUPERMARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                             16 Weeks Ended               28 Weeks Ended
                                         ------------------------    ------------------------
                                         October 14,   October 9,    October 14,   October 9,
                                             2000         1999           2000         1999
                                           --------     --------     ----------     --------
Sales and other revenues                   $600,457     $534,729     $1,037,066     $928,995
Cost of merchandise sold, including
   warehousing and transportation           453,888      405,720        783,657      701,737
                                           --------     --------     ----------     --------
Gross profit                                146,569      129,009        253,409      227,258
Selling, general and administrative         126,981      110,754        216,755      193,542
Depreciation                                  8,508        8,033         14,604       13,673
                                           --------     --------     ----------     --------
Operating income                             11,080       10,222         22,050       20,043
Interest and debt expense amortization        7,857        6,560         13,628       11,431
                                           --------     --------     ----------     --------
Income before income taxes                    3,223        3,662          8,422        8,612
Income taxes                                  1,084        1,047          2,806        2,715
                                           --------     --------     ----------     --------
Net income                                 $  2,139     $  2,615     $    5,616     $  5,897
                                           ========     ========     ==========     ========
Earnings per common share                  $    .26     $    .31     $      .68     $    .71
                                           ========     ========     ==========     ========

Earnings per common share
 - assuming dilution                       $    .25     $    .30     $      .63     $    .65
                                           ========     ========     ==========     ========
Dividends per share                        $    .11     $    .11     $      .22     $    .22
                                           ========     ========     ==========     ========


See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              October 14,   April 1,    October 9,
                                                                 2000         2000         1999
                                                               ---------    ---------    ---------
                                                              (Unaudited)   (Note A)    (Unaudited)

ASSETS
Current assets:
  Cash and equivalents                                         $  39,219    $  31,435    $  28,462
  Accounts receivable                                             43,425       44,315       36,257
  Inventories, less LIFO reserve: October 14, 2000 - $8,518;     131,681      125,383      118,260
     April 1, 2000 - $ 8,343; October 9, 1999 - $12,316
  Prepaid expenses                                                 5,378        6,068        5,086
  Recoverable income taxes                                           246        1,960        1,597
                                                               ---------    ---------    ---------
      Total current assets                                       219,949      209,161      189,662
Property and equipment, less allowances for depreciation         301,024      299,589      288,545
Other assets                                                      51,540       58,255       53,134
                                                               ---------    ---------    ---------
                                                               $ 572,513    $ 567,005    $ 531,341
                                                               =========    =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                        $      --    $  10,000    $  19,204
  Accounts payable                                                84,719       79,097       75,420
  Accrued liabilities                                             56,901       55,042       47,902
  Current maturities of long-term liabilities                      2,758       28,097        2,893
                                                               ---------    ---------    ---------
       Total current liabilities                                 144,378      172,236      145,419

Long-term liabilities:
  Long-term debt                                                 250,085      218,724      217,869
  Capital lease obligations                                       14,005       14,266       13,367
                                                               ---------    ---------    ---------
       Total long-term liabilities                               264,090      232,990      231,236

Deferred items:
   Income taxes                                                   12,862       12,744       12,291
   Other                                                          16,473       16,123       13,482
                                                               ---------    ---------    ---------
       Total deferred items                                       29,335       28,867       25,773
Shareholders' Equity:
  Common stock, Classes A and B                                   25,588       25,455       25,423
  Retained earnings                                              121,131      117,360      112,863
  Cost of common stock in treasury                                (9,867)      (7,858)      (6,949)
  Deferred cost - restricted stock                                (1,119)      (1,574)      (1,963)
  Notes receivable - stock options                                (1,023)        (471)        (461)
                                                               ---------    ---------    ---------
       Total shareholders' equity                                134,710      132,912      128,913
                                                               ---------    ---------    ---------
                                                               $ 572,513    $ 567,005    $ 531,341
                                                               =========    =========    =========


See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                    28 Weeks Ended
                                                 -----------------------
                                                 October 14,  October 9,
                                                    2000        1999
                                                  --------    --------

OPERATING ACTIVITIES
Net income                                        $  5,616    $  5,897
Adjustments to reconcile net income to net
         cash provided by operating activities:
    Depreciation                                    14,604      13,673
    Amortization of other assets                     3,008       3,228
    Changes in operating assets and liabilities      4,599       1,196
    Other operating activities                         361        (424)
                                                  --------    --------
Net cash provided by operating activities           28,188      23,570

INVESTING ACTIVITIES
Net acquisition of property, equipment and land    (25,263)    (25,494)
Other investing activities                          (3,459)     (6,444)
                                                  --------    --------
Net cash used for investing activities             (28,722)    (31,938)

FINANCING ACTIVITIES
Proceeds (repayments) of short-term borrowings     (10,000)     19,204
Proceeds of long-term borrowings                    42,010          --
Repayments of long-term debt and capital leases    (36,249)    (11,581)
Proceeds from sale/leasebacks                       16,282       1,000
Purchases of shares for treasury                    (2,719)       (540)
Stock options exercised                                800         103
Cash dividends paid                                 (1,849)     (1,876)
Other financing activities                              43          --
                                                  --------    --------
Net cash provided by financing activities            8,318       6,310
                                                  --------    --------
Net increase (decrease) in cash and equivalents      7,784      (2,058)

Cash and equivalents at beginning of period         31,435      30,520
                                                  --------    --------
Cash and equivalents at end of period             $ 39,219    $ 28,462
                                                  ========    ========



See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands, except per share amounts or as otherwise noted)

OCTOBER 14, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. This report should be read in conjunction with the Company's Consolidated Financial Statements for the year ended April 1, 2000. The balance sheet at April 1, 2000 has been derived from the audited financial statements at that date.

The Company's fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to "2001" and "2000" relate to the fiscal years ending March 31, 2001 and April 1, 2000, respectively.

The condensed consolidated financial statements for the sixteen and twenty-eight week periods ended October 14, 2000 and October 9, 1999, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented. Certain amounts in the 2000 financial statements were reclassified to conform with the 2001 presentation.

Operating results, for the twenty-eight week period ended October 14, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2001.

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

Summarized combined financial information for the Guarantors is set forth below:

                          October 14,   April 1,    October 9,
                             2000         2000         1999
                           --------     --------     --------
Current assets             $219,451     $203,772     $187,953
Current liabilities         134,697      162,458      137,948
Noncurrent assets           310,843      314,866      298,193
Noncurrent liabilities      115,416       67,139       61,641

                                                  16 Weeks Ended              28 Weeks Ended
                                              -----------------------    ------------------------
                                              October 14,  October 9,    October 14,   October 9,
                                                 2000         1999           2000         1999
                                               ---------    ---------    -----------    ---------
Total revenues                                 $ 600,443    $ 534,726    $ 1,037,047    $ 928,988
Gross profit                                     146,555      129,007        253,390      227,252
Net income                                         6,319        6,945         13,027       13,476

NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of the numerators and denominators used in the computation of earnings per share and diluted earnings per share:

                                                  16 Weeks Ended              28 Weeks Ended
                                              -----------------------    ------------------------
                                              October 14,  October 9,    October 14,   October 9,
                                                 2000         1999           2000         1999
                                               ---------    ---------    -----------    ---------
Numerator for earnings per share               $   2,139    $   2,615    $     5,616    $   5,897
Effect of convertible debentures                     285          307            501          520
                                               ---------    ---------    -----------    ---------
Numerator for diluted earnings per share -
    income after assumed conversions           $   2,424    $   2,922    $     6,117    $   6,417
                                               =========    =========    ===========    =========
Weighted average shares outstanding                8,338        8,504          8,362        8,507
  Non-vested restricted shares                      (115)        (170)          (119)        (173)
                                               ---------    ---------    -----------    ---------
Denominator for earnings per share                 8,223        8,334          8,243        8,334
Effect of dilutive securities:
  Non-vested restricted shares                       115          170            119          173
  Stock options                                       94           76             85           51
  Convertible debentures                           1,290        1,290          1,290        1,290
                                               ---------    ---------    -----------    ---------
Denominator for diluted earnings per share -
   adjusted weighted average shares                9,722        9,870          9,737        9,848
                                               =========    =========    ===========    =========


NOTE D - BUSINESS SEGMENTS

The Company operates within two business segments: the retail sale of food and related products through supermarkets, convenience stores and food services, and the wholesale distribution of food and related products by CSDC, principally to unaffiliated convenience stores. Segment information is set forth in the following table:

                                             Retail   Wholesale  Consolidated
                                             ------   ---------  ------------
Sixteen weeks ended October 14, 2000
------------------------------------
External revenues                           $478,422   $122,035   $  600,457
Intersegment sales                            10,341     31,618       41,959
Income before income taxes                     2,080      1,143        3,223

Sixteen weeks ended October 9, 1999
-----------------------------------
External revenues                            422,585    112,144      534,729
Intersegment sales                            10,330     29,310       39,640
Income before income taxes                     2,255      1,407        3,662

Twenty-eight weeks ended October 14, 2000
-----------------------------------------
External revenues                            820,575    216,491    1,037,066
Intersegment sales                            18,676     53,608       72,284
Income before income taxes                     6,332      2,090        8,422

Twenty-eight weeks ended October 9, 1999
----------------------------------------
External revenues                            737,079    191,916      928,995
Intersegment sales                            18,074     50,654       68,728
Income before income taxes                     6,599      2,013        8,612

NOTE E - ACQUISITION

On May 6, 2000, the Company acquired the capital stock of A. L. Ross & Sons, Inc., which operated five supermarkets and three pharmacies in Muncie, Indiana. The results of operations, assets and liabilities, and cash flows of A. L. Ross & Sons, Inc. are included in the condensed consolidated statements as of and for the period ended October 14, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion includes certain forward-looking statements (statements other than solely with respect to historical fact). Actual results could differ materially from those reflected by the forward-looking statements due to known and unknown risks and uncertainties which could adversely affect future results, liquidity and capital resources. The risks and uncertainties include softness in the general retail food industry, the entry of new competitive stores and e-retailers in the Company's market, the stability of distribution incentives from suppliers, the level of discounting by competitors, the timely and on budget completion of store construction, expansion, conversion and remodeling, the successful integration of acquisitions, uncertainties relating to tobacco and environmental regulations, and the level of margins achievable in the Company's operating divisions and their ability to increase sales and minimize operating expenses. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

                                                  Second Quarter              Year - to - Date
                                            -------------------------    ------------------------
                                               Percent of                  Percent of
                                                Revenues                     Revenues
                                            ----------------  Percent    ---------------- Percent
                                             2001      2000   Change      2001      2000   Change
                                            ------    ------  ------     ------    ------  ------
Sales and other revenues                    100.0%    100.0%   12.3%     100.0%    100.0%   11.6%
Gross profit                                 24.4%     24.1%   13.6%      24.4%     24.5%   11.5%
Selling, general and administrative          21.1%     20.7%   14.7%      20.9%     20.8%   12.0%
Depreciation                                  1.4%      1.5%    5.9%       1.4%      1.5%    6.8%
Operating income                              1.8%      1.9%    8.4%       2.1%      2.2%   10.0%
Interest and debt expense amortization        1.3%      1.2%   19.8%       1.3%      1.2%   19.2%
Income taxes                                  0.2%      0.2%    3.5%       0.3%      0.3%    3.4%
Net income                                    0.4%      0.5%  (18.2%)      0.5%      0.6%   (4.8%)


SALES AND OTHER REVENUES

In the second quarter of 2001, consolidated sales and other revenues increased $65.7 million, or 12.3%, from the second quarter of 2000 to $600.5 million. Supermarket revenues increased $41.0 million, Village Pantry revenues increased $10.4 million, Convenience Store Distributing Company (CSDC) revenues increased $10.3 million, and Crystal Food Service revenues increased $2.4 million. Retail sales (excluding fuel sales) increased 5.5%. Sales in comparable supermarkets and convenience stores, including replacement stores and format conversions, but excluding fuel, increased 2.6% from the second quarter of 2000. The increase in supermarket revenues was comprised of $20.7 million from the acquisition of A.
L. Ross & Sons, Inc., $5.5 million from comparable store sales gains, and $14.8 million from stores opened since the beginning of the year earlier quarter. Village Pantry inside store revenues increased 6.9%, and fuel gallons sold increased 7.8%. Approximately $5.4 million of the increase in Village Pantry revenues resulted from retail fuel prices significantly higher than the year earlier quarter. The increase in CSDC revenues was primarily attributable to higher cigarette manufacturer prices passed on to customers.

For the twenty-eight weeks ended October 14, 2000, consolidated sales and other revenues increased $108.1 million, or 11.6%, from the same twenty-eight week period of 2000 to $1,037.1 million. Supermarket revenues increased $57.1 million, Village Pantry revenues increased $19.9 million, CSDC revenues increased $25.0 million, and Crystal Food Service revenues increased $3.5 million. Retail sales (excluding fuel sales) increased 6.2%. Sales in comparable stores, including replacement stores and format conversions, but excluding fuel, increased 2.9% from the prior year. The increase in supermarket revenues was comprised of $20.7 million from the acquisition of A. L. Ross & Sons, Inc., $16.2 million from comparable store sales gains and $20.2 million from stores opened since the beginning of the prior year. Village Pantry inside store revenues increased 6.8% and fuel gallons sold increased 8.6%. Approximately $11.0 million of the increase in Village Pantry revenues resulted from retail fuel prices significantly higher than the year earlier. The increase in CSDC revenues is essentially attributable to higher cigarette manufacturer prices passed on to customers.

GROSS PROFIT

Gross profit is calculated net of warehousing, transportation, and promotional expenses. In the second quarter of 2001, consolidated gross profit increased $17.6 million, or 13.6%, from the second quarter of 2000 to $146.6 million. As a percentage of revenues, consolidated gross profit was 24.4% in the current quarter compared to 24.1% for 2000. Consolidated gross profit included cigarette price increase gains of $0.4 million in the second quarter of 2001, compared to $1.2 million in the prior year quarter. Gross profit, as a percentage of revenues, increased in supermarkets and Crystal Food Services, but declined in Village Pantry and CSDC. Village Pantry gross profit percentage declined primarily as a result of higher fuel sales at a gross profit percentage rate significantly lower than that achieved on inside sales. Also, Village Pantry fuel margin per gallon was slightly lower than the year earlier quarter. CSDC gross profit percentage declined due to the aforementioned decline in cigarette price increase gains and due to highly competitive cigarette pricing currently in the marketplace.

For the twenty-eight weeks ended October 14, 2000, consolidated gross profit increased $26.2 million, or 11.5%, from the year earlier period to $253.4 million. As a percentage of revenues, consolidated gross profit decreased to 24.4% from 24.5%. Gross profit, as a percentage of revenues, increased in supermarkets and in Crystal Food Services, and declined in Village Pantry and CSDC due to those factors cited above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the second quarter of 2001, consolidated selling, general and administrative expenses (SG&A) increased $16.2 million, or 14.7%, from the second quarter of 2000 to $127.0 million. As a percentage of revenues, SG&A expenses increased to 21.1% from 20.7% in the comparable year earlier quarter. With respect to the SG&A percentage increase, new stores accounted for .1 percentage point of the increase, advertising increased .2 percentage points as expenditures were shifted from the first quarter to provide additional momentum for the holiday season, comparable store labor costs increased .3 percentage points resulting from an emphasis on service in order to maintain customer loyalty and drive sales, and all other costs decreased .2 percentage points. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, increased 3.9% due to wage rate increases and increased labor hours intended to drive same store sales gains.

For the twenty-eight weeks in 2001, SG&A increased $23.2 million, or 12.0%, from the comparable twenty-eight weeks of 2000. As a percentage of revenues, consolidated SG&A expenses increased to 20.9% from 20.8% in 2000. The increase is primarily attributable to higher wages and fringe benefit costs of $17.4 million, store occupancy and other costs of $5.1 million, and advertising $0.7 million. In identical stores, wage expense increased 3.3% from the comparable twenty-eight weeks of the prior year.

DEPRECIATION EXPENSE

Depreciation expense for the second quarter of 2001 was $8.5 million, compared to $8.0 million for the year earlier quarter. As a percentage of revenues, depreciation expense was 1.4% for the second quarter of 2001, compared to 1.5% for the second quarter of 2000.

For the twenty-eight weeks in 2001, depreciation expense was $14.6 million, compared to $13.7 million for the prior year period. As a percentage of revenues, depreciation expense was 1.4% for the twenty-eight weeks in 2001, compared to 1.5% for the comparable weeks of the prior year.

OPERATING INCOME

Operating income (income from continuing operations before interest and taxes) increased $0.9 million to $11.1 million for the second quarter of 2001 from $10.2 million for the year earlier quarter. Income from operations increased $1.5 million, gains on real estate sales (reported as revenues) decreased $0.2 million, and cigarette price gains resulting from manufacturers' prices increases (reported as gross profit) decreased $0.8 million. Additionally, SG&A expenses reflect a reduction of $0.4 million based on the expected reimbursement of expenses related to a construction project. Operating income, as a percentage of revenues, was 1.8% in 2001, compared to 1.9% for the comparable period in 2000.

Operating income was $22.0 million for the twenty-eight weeks in 2001, compared to $20.0 million for the year earlier period. Income from operations increased $3.3 million, gains on real estate sales decreased $0.9 million, cigarette price gains resulting from manufacturers' price increases decreased $0.8 million, and certain expenses decreased $0.4 million as previously discussed. Operating income, as a percentage of revenues, was 2.1% for the twenty-eight weeks in 2001, compared to 2.2% for the year earlier.

INTEREST EXPENSE

Interest expense for the second quarter of 2001 was $7.9 million, compared to $6.6 million for the second quarter of 2000. For the twenty-eight weeks in 2001, interest expense was $13.6 million, compared to $11.4 million in 2000. The increases were primarily attributable to increased borrowing to fund new store construction and acquisitions.

INCOME TAXES

For the second quarter of 2001, the effective income tax rate was 33.6%, compared to 28.6% for the comparable quarter in 2000. For the twenty-eight weeks of 2001, the effective income tax rate was 33.3%, compared to 31.5% for the comparable weeks of the prior year. It is expected the effective rate will be 33.3% for the current year.

NET INCOME

Net income for the second quarter of 2001 was $2.1 million, compared to $2.6 million for the second quarter of 2000. Net income, as a percentage of revenues, was 0.4% for the second quarter of 2001 compared to 0.5% in 2000.

For the twenty-eight weeks of 2001, net income was $5.6 million, compared to $5.9 million in 2000. Net income, as a percentage of revenues, was 0.5% for the twenty-eight weeks of 2001 compared to 0.6% for the year earlier period.

CAPITAL EXPENDITURES

The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases.

During the first twenty-eight weeks of 2001, the following stores were opened or were under construction:

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

    LoBill                Acquired         26,000     Greensburg, IN        Open
    LoBill                New              31,000     Lebanon, IN           Open
    LoBill                Acquired         34,000     Muncie, IN            Open
    LoBill                Acquired         30,000     Muncie, IN            Open
    LoBill                Acquired         35,500     Muncie, IN            Open

    Convenience           Replacement       3,600     Connersville, IN      Open
    Convenience           Replacement       3,800     Muncie, IN            Open
    Convenience - kiosk   New                 200     Indianapolis, IN      Open
    Convenience           New               3,500     Martinsville, IN      Open
    Convenience           Replacement       3,500     Muncie, IN            Open
    Convenience           Acquired          3,000     Muncie, IN            Open
    Convenience           Acquired          3,000     Peru, IN              Open
    Convenience           New               3,500     McCordsville, IN      Under construction
    Convenience           Replacement       3,500     Wabash, IN            Under construction
    Convenience - kiosk   New                 200     Mooresville, IN       Under construction

The Company also acquired the assets of Primo Catering, a mid-scale caterer in Indianapolis, Indiana. In 2001, the Company also plans to acquire several sites for future development. The cost of these projects and other capital commitments is estimated to be $70.0 million. Of this amount, the Company plans to fund $15.0 million through equipment leasing, $27.0 million through sale/leasebacks, $10.0 million from mortgages and believes it can finance the balance with current cash balances, internally generated funds and amounts available under the revolving credit facility. As of October 14, 2000, the Company had expended $29.7 million for capital expenditures.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the first half of 2001 was $28.2 million, compared to $23.6 million in the first half of 2000. The increase in net cash provided by operating activities was due primarily to a smaller buildup of seasonal inventory in the current year. Working capital increased $38.6 million from April 1, 2000. Changes in working capital included a $7.8 million increase in cash and equivalents, a $6.3 million increase in inventory to support seasonal sales levels, a $10.0 million decrease in notes payables to bank, a $5.6 million increase in trade accounts payable and a $25.3 million decrease in current maturities of long-term liabilities. The increase in cash and equivalents and decrease in notes payable to bank were due primarily to the receipt of proceeds from the mortgage of two supermarkets. The increase in inventory was essentially funded by the increase in trade accounts payable. The decrease in current maturities of long-term liabilities was due to the payment of amounts borrowed under revolving credit facilities.

During 2001, $50.0 million in bank revolving credit facilities matured and were replaced with a new three year $90.0 million unsecured revolving credit facility, of which $35.0 million was utilized at October 14, 2000. The new facility contains various financial covenants including a funded debt to EBITDA ratio and a fixed charge coverage ratio. The Company also has a bank commitment that provides an additional $5.0 million in short-term borrowing at a rate equal to or below the prime rate of the committed bank, of which none was utilized at October 14, 2000.

The Company believes amounts available under its revolving credit agreement and the bank commitment, cash flows from operating activities and lease financings will be adequate to meet the Company's working capital needs, debt service obligations and capital expenditures for the foreseeable future.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES OR RIGHTS OF HOLDERS THEREOF

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on August 1, 2000 (the "Annual Meeting"). At the Annual Meeting, shareholders voted on the following proposal: To elect three directors for terms of three years each and until their successors are duly elected and qualified. The table below sets forth the number of votes cast for, against or withheld with respect to each of such proposals:

                                           For        Against    Withheld/Abstain
                                           ---        -------    ----------------
         1.  Election of Directors
                Nominees:
                   Don E. Marsh         3,559,544        N.A.         86,823
                   William L. Marsh     3,607,602        N.A.         29,747
                   Stephen M. Huse      3,616,620        N.A.         38,765

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


                                    MARSH SUPERMARKETS, INC.



November 27, 2000                   By: /s/ Douglas W. Dougherty
                                        ----------------------------------------
                                        Douglas W. Dougherty
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer



November 27, 2000                   By: /s/ Mark A. Varner
                                        ----------------------------------------
                                        Mark A. Varner
                                        Chief Accounting Officer,
                                        Vice President - Corporate Controller

                                  Exhibit Index

Exhibit 27 Financial Data Schedule for the quarter for which this report is filed (for SEC use only).