Form 10-K/A
period 2000-04-01
MARSH SUPERMARKETS INC
filed 2000-12-06
CIK 62737

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

Portions of the Proxy Statement for the Annual Shareholders' Meeting to be held August 1, 2000 are incorporated by reference into Part III.

This 10-K/A amends the Annual Report on Form 10-K for the period ended April 1, 2000, as follows:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following discussion includes certain forward-looking statements (statements other than with respect to historical fact). Actual results could differ materially from those reflected by the forward-looking statements due to known and unknown risks and uncertainties which could adversely affect future results, liquidity and capital resources. The risks and uncertainties include softness in the general retail food industry, the entry of new competitive stores, and e-retailers in the Company's market, the stability of distribution incentives from suppliers, the level of discounting by competitors, the timely and on budget completion of store construction, expansion, conversion and remodeling, and the successful integration of acquisitions, uncertainties relating to tobacco and environmental regulations, and the level of margins achievable in the Company's operating divisions and their ability to increase sales and minimize operating expenses. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

                                                               Percentage of Revenues
                                                                    Year Ended               Percentage Change
                                                           -------------------------------   ------------------
                                                           April 1,   March 27,  March 28,     2000      1999
                                                             2000       1999       1998      vs. 1999  vs. 1998
                                                           --------   ---------  ---------   --------  --------
Sales and other revenues ..............................      100.0%     100.0%     100.0%      11.4%      6.7%
Gross profit ..........................................       24.6       24.8       24.8       10.7       6.8
Selling, general and administrative expenses ..........       20.9       21.2       21.4       10.2       5.6
Depreciation ..........................................        1.4        1.4        1.3       15.0      12.7
Operating profit ......................................        2.3        2.2        2.0       13.4      15.9
Interest and debt cost amortization ...................        1.2        1.2        1.2       15.6       8.5
Income before income taxes and extraordinary item .....        1.0        1.0        0.9       10.9      25.8
Income taxes ..........................................        0.3        0.3        0.2       22.6      33.9
Income before extraordinary item ......................        0.7        0.7        0.6        5.9      22.6
Extraordinary item, net of tax ........................         --         --       (0.2)        --       n/m
Net income ............................................        0.7        0.7        0.4        5.9      87.8

n/m = not meaningful


SALES AND OTHER REVENUES
In 2000, a 53 week year, consolidated sales and other revenues of $1,790.1 million increased $183.8 million, or 11.4%, from 1999. On a comparable 52 week basis, consolidated sales and other revenues in 2000 increased $147.9 million, or 9.2%, excluding an approximate $35.9 million of revenues attributable to the additional week. Supermarket, convenience store (Village Pantry), convenience wholesale (CSDC), and food service (Crystal Food Services) revenues accounted for 65%, 12%, 21%, and 2%, respectively, of consolidated revenues. On a 52 week basis, sales and other revenues increased in supermarkets 6.0%, in Village Pantry 20.6%, in CSDC 12.4% and in Crystal Food Services 25.6%. In 2000, consolidated retail sales (excluding fuel sales) increased 6.3% and sales in comparable stores, including replacement stores and format conversions, increased 3.6% from 1999, both on a 52 week basis. Approximately half of the revenue increase in supermarkets was due to same store gains, with the remainder attributable to new stores. Village Pantry inside sales (retail sales excluding fuel sales) increased 8.2% and fuel gallons sold increased 22.1% in 2000 from 1999. Essentially all of the increase in CSDC revenues resulted from higher manufacturer cigarette prices. CSDC served 1,310 non-related stores at the end of both 2000 and 1999. Gains on sales of surplus real estate in the normal course of operations were $3.4 million in 2000, compared to $2.7 million in 1999.


Comparable store sales for each of the past thirteen quarters have increased over the respective year earlier quarter, in spite of competitive activity and low rates of food price inflation. The Company believes that it's marketing and merchandising programs continue to be positioned to maintain the comparable store sales trend.


In 1999, consolidated sales and other revenues of $1,606.3 million increased $101.2 million, or 6.7%, from 1998. Supermarket, convenience store, convenience wholesale and food service revenues accounted for 67%, 11%, 20%, and 2%, respectively, of consolidated revenues. Revenues increased $55.1 million from supermarkets, $43.6 million from CSDC, and $1.1 million from Crystal Food Services, while Village Pantry revenues decreased $1.1 million. Gains on sales of surplus real estate in the normal course of operations were $2.7 million in 1999, compared to $2.2 million in 1998. In 1999, consolidated retail sales (excluding fuel sales) increased 5.6% and sales in comparable stores increased 5.2% from 1998. Approximately two-thirds of the revenue increase in supermarkets was due to same store gains, with the remainder attributable to new stores. Village Pantry inside sales increased $5.3 million and fuel gallons sold increased 1.6% in 1999 from 1998. Essentially all of the increase in CSDC revenues resulted from higher manufacturer cigarette prices. At the end of 1999, CSDC served 1,310 non-related stores, compared to 1,290 a year earlier.

GROSS PROFIT
Gross profit is net of warehousing, transportation and promotional expenses. Expressed as a percentage of revenues, consolidated gross profit was 24.6% in 2000 compared to 24.8% in 1999. During 1999, cigarette manufacturers increased wholesale prices approximately 25% and cigarette retailers and wholesalers immediately increased their prices accordingly. The increase allowed the Company to realize a one-time gain of $2.8 million, net of the estimated LIFO impact. Consolidated gross profit excluding cigarette price increase gains, expressed as a percentage of revenues, was 24.6% in both 2000 and 1999. Gross profit, as a percentage of revenues, increased in supermarkets and on Village Pantry inside sales, but decreased in CSDC, Crystal Food Services and on Village Pantry fuel sales. The percentage decrease in CSDC was attributable to higher cigarette sales at profit rates lower than other product categories. Village Pantry gross profit dollars per fuel gallon were essentially the same in both 2000 and 1999, but the profit percentage was lower in 2000 due to significantly higher retail pricing.

In 1999, consolidated gross profit increased 6.8% from 1998. Expressed as a percentage of revenues, consolidated gross profit was 24.8% in both 1999 and 1998. Excluding the cigarette price increase gain in 1999, consolidated gross profit increased 6.0% from 1998. Consolidated gross profit excluding the cigarette price increase gain, expressed as a percentage of revenues, was 24.6% in 1999. The increase in gross profit resulted from improvements in profit margin rates in all divisions and profits on incremental revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses, expressed as a percentage of revenues, decreased 0.3% to 20.9% in 2000, from 21.2% in 1999. In 2000, store expenses declined 0.3%, administrative expenses declined 0.1% and advertising increased 0.1%, all expressed as a percentage of revenues.

Wages in identical stores increased 1.7% in 2000 from 1999, and the same in 1999 from 1998. A tight labor market continues, resulting in a shift to more full-time employees, higher wage rates and increased overtime. Retailers, including the Company, generally offset wage increases with higher gross margin rates, higher same store sales and productivity gains. In response to the tight labor market, (which the Company expects to continue), the Company is implementing new labor scheduling and productivity software to address wage costs, while continuing to maintain high customer service levels.

Selling, general and administrative expenses (S,G&A) in 1999, compared to 1998, increased 5.6%. Expressed as a percentage of revenues, S,G&A decreased 0.2% to 21.2% in 1999, from 21.4% in 1998. In 1999, wages and fringe benefits accounted for approximately two-thirds of the total increase in S,G&A with store occupancy and other operating costs accounting for the remainder of the increase.

DEPRECIATION EXPENSE
Depreciation expense was $25.9 million, $22.6 million and $20.0 million in 2000, 1999, and 1998, respectively. Expressed as a percentage of revenues, depreciation expense was 1.4% in 2000 and 1999, and 1.3% in 1998.

INTEREST EXPENSE
Interest expense was $22.6 million in 2000, $19.3 million in 1999 and $17.7 million in 1998. As a percentage of revenues, interest was 1.2% in all three years.

INCOME TAXES
The effective income tax rate was 32.8% for 2000, 29.7% for 1999 and 27.9% for 1998. The effective rate was lower than the statutory rate due to contributions, research and development credits and other tax credits. The effective income tax rate for 2000 is expected to approximate 33%.

INCOME BEFORE EXTRAORDINARY ITEM
Income before extraordinary item was $12.3 million in 2000, $11.6 million in 1999 and $9.4 million in 1998. Expressed as a percentage of revenues, income before extraordinary item was 0.7% in 2000 and 1999, and 0.6% in 1998.

EXTRAORDINARY ITEM: DEBT EXTINGUISHMENT
During 1998, the Company consummated the issuance of $150.0 million in principal amount of 8 7/8% Senior Subordinated Notes. A portion of the proceeds was used to repay $60.9 million in principal amount of senior unsecured indebtedness and $5.0 million in related prepayment penalties. The prepayment penalties, plus $0.2 million in unamortized debt acquisition costs, were charged to income in 1998. The after tax charge of $3.3 million represented $.34 per diluted share.

CAPITAL EXPENDITURES

Capital expenditures and major capital projects completed during the last three years consisted of:


                                         2000       1999       1998
                                        ------     ------     ------
Capital expenditures (millions) ...     $ 53.5     $ 58.4     $ 46.5
                                        ======     ======     ======
Supermarkets
    New/acquired stores ...........          8          2          2
    Closed stores .................          4          1          1
    Major remodels/expansions .....          0          1          2
Convenience stores
    New/acquired stores ...........          7          8          0
    Closed stores .................          3         14          1

During 2000, the Company opened or acquired the following stores:


                                    SQUARE
      TYPE / CATEGORY                FEET            LOCATION               OPENED
----------------------------        ------       ----------------       -------------
Supermarket       New               63,000       Indianapolis, IN       Mar. 30, 1999
Supermarket       New               61,000       Zionsville, IN         Nov. 17, 1999
Supermarket       New               61,000       Brownsburg, IN          Feb. 1, 2000
LoBill            Acquired          12,000       Pendleton, IN          Mar. 30, 1999
LoBill            Acquired          17,000       Peru, IN               Mar. 30, 1999
LoBill            Conversion        30,000       Indianapolis, IN       Apr. 27, 1999
LoBill            Acquired          32,000       Richmond, IN           Aug. 18, 1999
LoBill            Acquired          14,000       Richmond, IN           Aug. 18, 1999
LoBill            Acquired          26,000       Greensburg, IN          Apr. 6, 2000
Convenience       Acquired           2,600       Indianapolis, IN        Jul. 7, 1999
Convenience       Acquired           2,600       Indianapolis, IN        Jul. 7, 1999
Convenience       Acquired           2,300       Muncie, IN             Oct. 15, 1999
Convenience       New                2,000       Warsaw, IN             Oct. 27, 1999
Convenience       New                3,600       Greenfield, IN         Jan. 20, 2000
Convenience       New                3,600       Brownsburg, IN         Jan. 27, 2000
Convenience       Replacement        4,900       Lafayette, IN          Feb. 24, 2000

During 1999, the Company opened the following stores:


                                    SQUARE
      TYPE / CATEGORY                FEET            LOCATION               OPENED
----------------------------        ------       ----------------       -------------
Superstore        New               80,000       Carmel, IN             Jun. 23, 1998
Superstore        Remodel           80,000       Lafayette, IN         Sept. 21, 1998
LoBill            Acquired          30,000       Noblesville, IN        Aug. 28, 1998
LoBill            Conversion        27,000       Rushville, IN           Apr. 2, 1998
Savin$            New                7,500       Frankfort, IN           Mar. 3, 1999
Convenience       New                5,000       Cicero, IN              May 20, 1998
Convenience       Acquired           2,500       Kokomo, IN              May 20, 1998
Convenience       New                5,000       Zionsville, IN         Jul. 14, 1998
Convenience       New                5,000       Lafayette, IN           Oct, 9, 1998
Convenience       New                5,000       Muncie, IN             Jan. 26, 1999
Convenience       Acquired           4,200       Indianapolis, IN       Mar. 19, 1999
Convenience       Acquired           3,900       Indianapolis, IN       Mar. 19, 1999
Convenience       Acquired           2,800       Zionsville, IN         Mar. 19, 1999

In 2000, the Company also began construction of two new and one replacement convenience stores that opened subsequent to the end of the fiscal year, installed new checkout equipment in a number of supermarkets, implemented new check verification software in the supermarkets, acquired the assets of a vending company in Indianapolis, Indiana, and acquired the assets of McNamara Florist, a leading floral retailer in Indianapolis, Indiana. Subsequent to the end of the year, the Company acquired five supermarkets and three pharmacies in Muncie, Indiana, and acquired the assets of Primo Catering, a mid-scale caterer in Indianapolis, Indiana.

In 2001, the Company plans to open two new and one replacement supermarkets, open a new LoBill, and open ten to twelve new convenience stores. The cost of these projects and other capital commitments is estimated to be $75 million. Of this amount, the Company plans to fund $15 million through equipment leasing, $40 million through sale/leasebacks and $10 million through mortgages, and believes it can finance the balance with current cash balances and internally generated funds.

The Company's plans with respect to store construction, expansion, conversion and remodeling may be revised in light of changing conditions, such as competitive influences, its ability to successfully negotiate site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible that projects described above may not commence, others may be added, a portion of planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year, and the Company may use other or different financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities during 2000 was $40.2 million, a $10.4 million increase from 1999. Working capital decreased $29.1 million as accounts receivable increased $8.2 million, inventories increased $18.0 million, prepaid expenses and recoverable income taxes decreased $2.0 million, notes payable to bank increased $10.0 million, trade accounts payable increased $9.6 million, accrued liabilities increased $9.6 million, and current maturities of long term debt increased $25.1 million. The increase in accounts receivable was primarily in the wholesale division and results from higher cigarette prices. Inventory increased due to seasonal build-up for Easter holiday sales in April, but was primarily funded by the increase in notes payable to bank and trade accounts payable. Employee compensation and taxes account for the bulk of the increase in accrued liabilities.

For 2000, investing activities consisted of $47.7 million in expenditures for acquisition of property, equipment and land for expansion, net of dispositions, and $13.0 million in other investing activities, primarily acquisitions made during the year, acquisition of rental video tapes and other deferred costs. The Company's capital requirements are traditionally financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases. The Company anticipates continued access to such financing sources.

The Company's long-term debt and capital lease obligations, net of current maturities, amounted to $233.0 million at April 1, 2000, compared to $241.7 million at March 27, 1999. At April 1, 2000, 100% of the long-term debt and capital lease obligations were at fixed rates of interest with an 8.8% weighted average rate.

At April 1, 2000, the Company had $50.0 million of availability under its revolving credit facilities. Commitments from various banks for short-term borrowings provide an additional $20.0 million of available financing at rates based upon the then prevailing federal funds rate. At April 1, 2000, $25.0 million was borrowed on revolving credit facilities and $10.0 million was outstanding under short-term borrowing arrangements. The Company has a commitment for a new $90.0 million revolving credit facility. This new facility, which will replace the $50.0 million revolving credit facilities, is expected to be available for use by June 30, 2000.

The Company believes amounts available under the revolving credit agreements and notes payable to banks, cash flows from operating activities and lease financings will be adequate to meet the Company's working capital needs, debt service obligations and capital expenditures for the foreseeable future.

YEAR 2000 ISSUE
The Company has completed the remediation, testing and implementation phases for all business applications hardware and software (information technology, or IT), and non-IT areas including microprocessors and embedded chips. Subsequent to December 31, 1999, minor non-compliance issues were identified and remediated, none of which affected the Company's ability to operate in the normal course of business. Since some software programs are executed infrequently, additional non-compliance may be detected in the future. No significant non-compliance related problems have been experienced with merchandise suppliers and service providers. The Company believes that any risk associated with further findings of non-compliance will be minimal and will not have a material effect on the Company's operating results or financial position.

The total cost of compliance was $13.8 million, of which $12.8 million was capitalized and $1.0 million was expensed. The cost includes replacement of inventory procurement/distribution systems for both supermarkets and CSDC aggregating approximately $11.7 million. The Company did not separately track the internal costs incurred for the Year 2000 project; those costs were principally the payroll and related costs for its information systems group. The costs of the project were funded through operating cash flows. No IT projects were delayed as a result of the Year 2000 compliance effort that would have a material effect on the Company's operating results or financial position.

MARKET RISK - INTEREST
The Company, as a policy, does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at April 1, 2000, a 100 basis point change in interest rates would not have a material impact on the Company.

REPURCHASE OF COMMON SHARES
In May, 2000, the Company authorized an increase, from $9.0 million to $12.0 million, related to its repurchase plan for Class A Common Stock and Class B Common Stock. To date, the Company has repurchased approximately $8.0 million of the $12.0 million authorized. The repurchase plan has been in place since August, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MARSH SUPERMARKETS, INC.

December 6, 2000                            /s/ Douglas W. Dougherty
                                    --------------------------------------------
                                    Douglas W. Dougherty, Senior Vice President,
                                    Chief Financial Officer and Treasurer