Form 10-Q
period 2001-01-06
MARSH SUPERMARKETS INC
filed 2001-02-20
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 6, 2001

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

         Number of shares outstanding of each class of the registrant's common stock as of January 31, 2001:

                 Class A Common Stock  -  3,956,808  shares

                 Class B Common Stock  -  4,245,364  shares
                                          ---------
                                          8,202,172  shares
                                          =========

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MARSH SUPERMARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                             12 Weeks Ended              40 Weeks Ended
                                        -----------------------    --------------------------
                                        January 6,   January 1,    January 6,     January 1,
                                           2001         2000          2001            2000
                                         --------     --------     ----------     -----------
Sales and other revenues                 $429,817     $419,582     $1,467,071     $ 1,348,451
Cost of merchandise sold, including
  warehousing and transportation          316,980      316,453      1,100,637       1,018,190
                                         --------     --------     ----------     -----------
Gross profit                              112,837      103,129        366,434         330,261
Selling, general and administrative        95,548       87,209        312,301         280,751
Depreciation                                5,197        5,947         19,801          19,620
                                         --------     --------     ----------     -----------
Operating income                           12,092        9,973         34,332          29,890
Interest and debt cost amortization         5,529        5,075         19,158          16,506
Other non-operating (income) expense          811           13          1,000            (113)
                                         --------     --------     ----------     -----------
Income before income taxes                  5,752        4,885         14,174          13,497
Income taxes                                1,917        1,629          4,723           4,344
                                         --------     --------     ----------     -----------
Net income                               $  3,835     $  3,256     $    9,451     $     9,153
                                         ========     ========     ==========     ===========
Earnings per common share                $    .47     $    .39     $     1.15     $      1.10
                                         ========     ========     ==========     ===========
Earnings per common share -
  assuming dilution                      $    .42     $    .35     $     1.05     $      1.00
                                         ========     ========     ==========     ===========
Dividends per share                      $    .11     $    .11     $      .33     $       .33
                                         ========     ========     ==========     ===========

See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                January 6,      April 1,      January 1,
                                                                   2001          2000            2000
                                                                ---------      ---------      ---------
                                                                Unaudited)     (Note A)      (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                                          $  34,927      $  31,435      $  30,912
  Accounts receivable                                              43,012         44,315         38,567
  Inventories, less LIFO reserve: January 6, 2001 - $8,593;
      April 1, 2000 - $8,343; January 1, 2000 - $11,979           133,288        125,383        120,272
  Prepaid expenses                                                  5,809          6,068          6,124
  Recoverable income taxes                                             --          1,960          1,190
                                                                ---------      ---------      ---------
       Total current assets                                       217,036        209,161        197,065
Property and equipment, less allowances for depreciation          307,156        299,589        298,871
Other assets                                                       53,362         58,255         54,501
                                                                ---------      ---------      ---------
                                                                $ 577,554      $ 567,005      $ 550,437
                                                                =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                         $     600      $  10,000      $      --
  Accounts payable                                                 89,502         79,097         77,296
  Accrued liabilities                                              60,330         55,042         53,132
  Current maturities of long-term liabilities                       2,786         28,097          3,228
                                                                ---------      ---------      ---------
        Total current liabilities                                 153,218        172,236        133,656

Long-term liabilities:
  Long-term debt                                                  244,565        218,724        244,407
  Capital lease obligations                                        13,885         14,266         14,367
                                                                ---------      ---------      ---------
        Total long-term liabilities                               258,450        232,990        258,774

Deferred items:
   Income taxes                                                    12,883         12,744         12,103
   Other                                                           16,269         16,123         14,447
                                                                ---------      ---------      ---------
        Total deferred items                                       29,152         28,867         26,550

Shareholders' Equity:
  Common stock, Classes A and B                                    25,593         25,455         25,449
  Retained earnings                                               124,065        117,360        115,183
  Cost of common stock in treasury                                (10,964)        (7,858)        (6,941)
  Deferred cost - restricted stock                                 (1,036)        (1,574)        (1,769)
  Notes receivable - stock options                                   (924)          (471)          (465)
                                                                ---------      ---------      ---------
      Total shareholders' equity                                  136,734        132,912        131,457
                                                                ---------      ---------      ---------
                                                                $ 577,554      $ 567,005      $ 550,437
                                                                =========      =========      =========

See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           40 Weeks Ended
                                                      -----------------------
                                                      January 6,   January 1,
                                                        2001          2000
                                                      --------      --------
OPERATING ACTIVITIES
Net income                                            $  9,451      $  9,153
Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      19,801        19,620
      Amortization of other assets                       4,092         4,588
      Changes in operating assets and liabilities       12,021         3,144
      Other operating activities                           618        (2,256)
                                                      --------      --------
Net cash provided by operating activities               45,983        34,249

INVESTING ACTIVITIES
Net acquisition of property, equipment and land        (37,796)      (40,093)
Other investing activities                              (5,443)       (7,851)
                                                      --------      --------
Net cash used for investing activities                 (43,239)      (47,944)

FINANCING ACTIVITIES
Proceeds (payments) of short-term borrowing             (9,400)           --
Proceeds of long-term borrowing                         62,011        27,550
Payments of long-term debt and capital leases          (61,862)      (12,378)
Proceeds from sale/leasebacks                           16,282         2,120
Purchase of shares for treasury                         (3,818)         (540)
Stock options exercised                                    235           121
Cash dividends paid                                     (2,750)       (2,811)
Other financing activities                                  50            25
                                                      --------      --------
Net cash provided by financing activities                  748        14,087
                                                      --------      --------
Net increase in cash and equivalents                     3,492           392

Cash and equivalents at beginning of period             31,435        30,520
                                                      --------      --------
Cash and equivalents at end of period                 $ 34,927      $ 30,912
                                                      ========      ========

See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands except per share amounts or as otherwise noted)

JANUARY 6, 2001

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

The Financial Statements for the twelve and forty week periods ended January 6, 2001 and January 1, 2000, respectively, were not audited by independent auditors. Preparation of the Financial Statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented. Certain amounts in the 2000 financial statements were reclassified to conform with the 2001 presentation.

Operating results for the forty week period ended January 6, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2001.

NOTE B - CHANGE IN ESTIMATED USEFUL LIVES OF PROPERTY AND EQUIPMENT
As a result of the Company's periodic examination and review of its accounting policies and practices, the Company determined that a revision of the estimated useful lives used to depreciate building, leasehold and land improvements was appropriate in light of the Company's historical experience and its current assessment of prevailing industry practice. The effect of this change was a decrease in depreciation expense of $1.2 million and an increase in net income of $0.8 million, or $.08 per diluted share, for the quarter and $.09 per diluted share for the forty weeks ended January 6, 2001.

NOTE C - LONG-TERM DEBT AND GUARANTOR SUBSIDIARIES

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

                                                  January 6,      April 1,       January 1,
                                                    2001            2000            2000
                                                  ---------      ---------      -----------
Current assets                                    $ 216,454      $ 203,772      $   191,102
Current liabilities                                 140,388        162,458          122,297
Noncurrent assets                                   319,225        314,866          309,293
Noncurrent liabilities                              109,902         67,139           89,513


                                                      12 Weeks Ended                   40 Weeks Ended
                                                  -------------------------     ----------------------------
                                                  January 6,     January 1,     January 6,       January 1,
                                                     2001          2000            2001             2000
                                                  ---------      ---------      -----------      -----------
Total revenues                                    $ 428,994      $ 419,415      $ 1,466,041      $ 1,348,403
Gross profit                                        112,014        102,961          365,404          330,213
Net income                                            6,726          6,387           19,753           19,864


NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of the numerators and denominators used in the computation of earnings per share and diluted earnings per share:

                                                      12 Weeks Ended                   40 Weeks Ended
                                                  -------------------------     ----------------------------
                                                  January 6,     January 1,     January 6,       January 1,
                                                     2001          2000            2001             2000
                                                  ---------      ---------      -----------      -----------
Net income - numerator for earnings per share     $   3,835      $   3,256      $     9,451      $     9,153
Effect of convertible debentures                        215            215              716              735
                                                  ---------      ---------      -----------      -----------
Numerator for diluted earnings per share -
  income after assumed conversions                $   4,050      $   3,471      $    10,167      $     9,888
                                                  =========      =========      ===========      ===========
Weighted average shares outstanding                   8,210          8,507            8,316            8,507
  Non-vested restricted shares                          (83)          (137)            (108)            (163)
                                                  ---------      ---------      -----------      -----------
Denominator for earnings per share                    8,127          8,370            8,208            8,344
Effect of dilutive securities:
  Non-vested restricted shares                           83            137              108              163
  Stock options                                         164             31              108               45
  Convertible debentures                              1,290          1,290            1,290            1,290
                                                  ---------      ---------      -----------      -----------
Denominator for diluted earnings per share -
  adjusted weighted average shares                    9,664          9,828            9,714            9,842
                                                  =========      =========      ===========      ===========

NOTE E - BUSINESS SEGMENTS

The Company operates within two business segments: the retail sale of food and related products through supermarkets, convenience stores and food services, and the wholesale distribution of food and related products by Convenience Store Distributing Company (CSDC), principally to unaffiliated convenience stores. Segment information is set forth in the following table:

                                         Retail       Wholesale    Consolidated
                                       ----------     ---------    ------------
Twelve weeks ended January 6, 2001

External revenues                      $  372,122     $  57,695      $  429,817
Intersegment sales                          8,025        21,473          29,498
Income before income taxes                  5,296           456           5,752

Twelve weeks ended January 1, 2000

External revenues                         338,225        81,357         419,582
Intersegment sales                          8,185        21,050          29,235
Income before income taxes                  5,058          (173)          4,885

Forty weeks ended January 6, 2001

External revenues                       1,192,490       274,581       1,467,071
Intersegment sales                         26,701        75,081         101,782
Income before income taxes                 11,628         2,546          14,174

Forty weeks ended January 1, 2000

External revenues                       1,075,177       273,274       1,348,451
Intersegment sales                         26,259        71,704          97,963
Income before income taxes                 11,657         1,840          13,497

NOTE F - ACQUISITION

On May 6, 2000, the Company acquired the capital stock of A. L. Ross & Sons, Inc. (Ross), which operated five supermarkets and three pharmacies in Muncie, Indiana. The results of operations, assets and liabilities, and cash flows of Ross are included in the condensed consolidated statements from the date of the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes certain forward-looking statements (statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties. The forward-looking statements and the Company's future results, liquidity and capital resources are subject to the following risks and uncertainties: softness in the general retail food industry, the entry of new competitive stores and e-retailers in the Company's market, adverse developments regarding customer retention, the ability to predict the impact of the revision in the estimated useful lives of building, leasehold and land improvements, the impact of any acquisitions or dispositions, the stability of distribution incentives from suppliers, the level of discounting by competitors, the timely and on budget completion of store construction, expansion, conversion and remodeling, the ability to complete authorized share repurchases, the successful integration of acquisitions, uncertainties relating to tobacco and environmental regulations, and the level of margins achievable in the Company's operating divisions and their ability to minimize operating expenses. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

Results of operations for interim periods do not necessarily reflect the results of operations that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

                                               Third Quarter              Year - to - Date
                                         -------------------------    -------------------------
                                             Percent                    Percent of
                                           of Revenues                    Revenues
                                         ----------------  Percent    ----------------  Percent
                                          2001      2000   Change      2001      2000   Change
                                         ------    ------  ------     ------    ------  ------
Sales and other revenues                 100.0%    100.0%    2.4%     100.0%    100.0%    8.8%
Gross profit                              26.3%     24.6%    9.4%      25.0%     24.5%   11.0%
Selling, general and administrative       22.2%     20.8%    9.6%      21.3%     20.8%   11.2%
Depreciation                               1.2%      1.4%  (12.6%)      1.3%      1.5%    0.9%
Operating income                           2.8%      2.4%   21.2%       2.3%      2.2%   14.9%
Interest and debt cost amortization        1.3%      1.2%    8.9%       1.3%      1.2%   16.1%
Other non-operating expense                0.2%      0.0%    n/m        0.0%      0.0%    n/m
Income taxes                               0.4%      0.4%   17.7%       0.3%      0.3%    8.7%
Net income                                 0.9%      0.8%   17.8%       0.6%      0.7%    3.3%

     n/m = not meaningful

SALES AND OTHER REVENUES

In the third quarter of 2001, consolidated sales and other revenues increased $10.2 million, or 2.4%, from the third quarter of 2000 to $429.8 million. Sales and other revenues of the retail segment increased $33.9 million, or 10.0%, from the third quarter of 2000 to $372.1 million. Supermarket revenues increased $23.0 million, Village Pantry revenues increased $8.3 million, and Crystal Food Service revenues increased $0.8 million. Retail sales, excluding fuel sales, increased 7.2%. Sales in comparable supermarkets and convenience stores, including replacement stores and format conversions, but excluding fuel sales, increased 0.7% from the third quarter of 2000. The increase in supermarket revenues was comprised of approximately $13.0 million from the acquisition of Ross, $2.8 million from comparable store sales gains and $7.2 million from stores opened since the beginning of the year earlier quarter. Village Pantry inside store revenues were essentially unchanged and fuel gallons sold increased 18.5% primarily due to price increases and promotional efforts. Sales and other revenues of the wholesale segment, CSDC, declined $23.7 million, or 29.1%, to $57.7 million due to the loss of two convenience store chain customers.

For the forty weeks ended January 6, 2001, consolidated sales and other revenues increased $118.6 million, or 8.8%, from the same forty week period of 2000 to $1,467.1 million. Sales and other revenues of the retail segment increased $117.3 million, or 10.9%, from the forty weeks of 2000 to $1,192.5 million. Supermarket revenues increased $80.1 million, Village Pantry revenues increased $28.2 million and Crystal Food Service revenues increased $4.4 million. Retail sales, excluding fuel sales, increased 6.5%. Sales in comparable stores, including replacement stores and format conversions, but excluding fuel sales, increased 2.2% from the prior year. The increase in supermarket revenues was comprised of approximately $33.7 million from the acquisition of Ross, $18.9 million from comparable store sales gains and $27.5 million from stores opened since the beginning of the prior year. Village Pantry inside revenues increased 4.8% and fuel gallons sold increased 11.7%. Sales and revenues of the wholesale segment, CSDC, increased $1.3 million to $274.6 million.

GROSS PROFIT

Gross profit is calculated net of warehousing, transportation, and promotional expenses. In the third quarter of 2001, consolidated gross profit increased $9.7 million, or 9.4%, from the third quarter of 2000 to $112.8 million. As a percentage of revenues, consolidated gross profit was 26.3% for the third quarter compared to 24.6% for the year earlier quarter. The improvement in consolidated gross profit as a percentage of revenues resulted primarily from the 29.1% decrease in sales of the wholesale segment, which has a profit rate significantly lower than the retail segment, and a 0.1% gain resulting from cigarette manufacturers' price increases.

For the forty weeks ended January 6, 2001, consolidated gross profit increased $36.2 million, or 11.0%, from the year earlier period to $366.4 million. As a percentage of revenues, consolidated gross profit increased to 25.0% from 24.5%. The increase in consolidated gross profit as a percentage of revenues resulted from a greater distribution of revenues from the retail segment, which has a profit rate significantly higher than the wholesale segment. Gains from cigarette manufacturer price increases were essentially the same in both years.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the third quarter of 2001, consolidated selling, general and administrative (SG&A) expenses increased $8.3 million, or 9.6%, from the third quarter of 2000 to $95.5 million. As a percentage of consolidated sales and other revenues, SG&A expenses increased to 22.2% from 20.8% for the year earlier quarter attributable to the 29.1% decline in wholesale segment sales. SG&A expenses for the retail segment as a percentage of sales and other revenues was the same in both quarters. Wages in stores open both quarters, excluding supermarket conversions to the LoBill format, increased 2.0% due to wage rate increases and increased labor hours intended to drive store sales gains and maintain customer service levels.

For the forty weeks ended January 6, 2001, SG&A expenses increased $31.6 million, or 11.2%, from the comparable forty weeks of 2000. As a percentage of consolidated sales and revenues, SG&A expenses were 21.3% in 2001 compared to 20.8% in 2000, due primarily to the decline in sales distribution of the wholesale segment. Retail segment SG&A as a percentage of sales and revenues expenses increased 0.2% for 2001. Wages in identical stores increased 3.3% from the comparable forty weeks of the prior year due to increases in both wage rates and labor hours.

DEPRECIATION EXPENSE

Depreciation expense for the third quarter of 2001 was $5.2 million, compared to $5.9 million for the year earlier quarter. During the third quarter of 2001, the Company determined that it was appropriate to increase the estimated useful lives of building, leasehold and land improvements to reflect more closely the Company's historical experience and its current assessment of prevailing industry practice. The effect of this change in estimate was to decrease depreciation expense by $1.2 million for the quarter and to increase net income by $0.8 million, or $.08 per diluted share, for the quarter and $.09 per diluted share for the forty weeks ended January 6, 2001. The Company believes that this change in estimate will favorably impact depreciation expense for the fourth quarter by a similar amount. As a percentage of revenues, depreciation expense was 1.2% for the third quarter of 2001, compared to 1.4% for the prior year quarter.

For the forty weeks ended January 6, 2001, depreciation expense was $19.8 million, compared to $19.6 million for the year earlier period. As a percentage of revenues, depreciation expense was 1.3% for the first forty weeks of 2001, compared to 1.2% for the comparable period of 2000.

OPERATING INCOME

Operating income (income from continuing operations before interest and taxes) increased $2.1 million to $12.1 million for the third quarter of 2001 from $10.0 million for the comparable quarter of 2000. Operating income included a $1.2 million decrease in depreciation expense, a $0.3 million decrease in gains on real estate sales, and a $0.7 million increase in cigarette price gains resulting from manufacturers' price increases (reported as gross profit). Third quarter operating income, as a percentage of revenues, was 2.8% for 2001 compared to 2.4% for 2000.

For the forty weeks ended January 6, 2001, operating income was $34.3 million, compared to $29.9 million for the year earlier period. Income from operations increased $5.5 million and gains on real estate sales decreased $1.2 million. Operating income as a percentage of revenues was 2.3% for 2001 and 2.2% for 2000.

OTHER NON-OPERATING EXPENSE

During the third quarter of 2001, the Company determined the realizable value of a minority interest in an investment, accounted for by the equity method, was impaired and took an $0.8 million charge to write off the investment. As a percentage of revenues, other non-operating expense was 0.2% for the quarter and 0.0% for the forty weeks ended January 6, 2001.

INTEREST EXPENSE

Interest expense for the third quarter of 2001 was $5.5 million, compared to $5.1 million for the comparable quarter of 2000. For the forty weeks ended January 6, 2001, interest expense was $19.2 million, compared to $16.5 million in the same period in 2000. As a percentage of revenues, interest expense was 1.3% for both the twelve weeks and forty weeks ended January 6, 2001, compared to 1.2% for the comparable periods of 2000.

INCOME TAXES

For the quarter ended January 6, 2001, the effective income tax rate was 33.3%, the same as for the comparable prior year quarter. For the forty weeks ended January 6, 2001, the effective income tax rate was 33.3%, compared to 32.2% for the comparable forty weeks of the prior year. It is expected the effective rate will be 33.3% for the current year.

NET INCOME

Net income was $3.8 million for the third quarter of 2001, compared to $3.3 million in 2000. Net income, as a percentage of revenues, was 0.9% for the third quarter of 2001 compared to 0.8% for year earlier quarter.

For the forty weeks ended January 6, 2001, net income was $9.5 million, compared to $9.2 million in 2000. As a percentage of revenues, net income for the forty weeks ended January 6, 2001, was 0.6% compared to 0.7% for the prior year period.

CAPITAL EXPENDITURES

The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowing and lease financings, including capital and operating leases.

During the first forty weeks of 2001, the following stores were opened or were under construction:

                                       Square
 Store Type            Category         Feet       Location              Status
 ----------            --------         ----       --------              ------
Supermarket            New             55,000     Mooresville, IN       Open
Supermarket            New             55,000     Bloomington, IN       Open
Supermarket            Replacement     55,000     Kokomo, IN            Under construction
Supermarket            Remodel         46,000     Indianapolis, IN      Under construction

LoBill                 Acquired        26,000     Greensburg, IN        Open
LoBill                 New             31,000     Lebanon, IN           Open
LoBill                 Acquired        34,000     Muncie, IN            Open
LoBill                 Acquired        30,000     Muncie, IN            Open
LoBill                 Acquired        35,500     Muncie, IN            Open

Convenience            Replacement      3,600     Connersville, IN      Open
Convenience - kiosk    New                200     Indianapolis, IN      Open
Convenience            Replacement      3,800     Muncie, IN            Open
Convenience            New              3,500     Martinsville, IN      Open
Convenience            Acquired         3,000     Peru, IN              Open
Convenience            Replacement      3,500     Muncie, IN            Open
Convenience            Acquired         3,000     Muncie, IN            Open
Convenience - kiosk    New                200     Mooresville, IN       Open
Convenience            Acquired         1,500     Muncie, IN            Open
Convenience            Replacement      3,500     Wabash, IN            Open
Convenience            New              3,500     McCordsville, IN      Open
Convenience            New              3,500     Lebanon, IN           Under construction
Convenience            New              3,500     Fishers, IN           Under construction

The Company also acquired the assets of Primo Catering, a mid-scale caterer in Indianapolis, Indiana. In 2001, the Company also plans to acquire several sites for future development. The cost of these projects and other capital commitments is estimated to be $60.0 million. Of this amount, the Company plans to fund $15.0 million through equipment leasing, $27.0 million from sale/leasebacks, $10.0 million from mortgages and believes it can finance the balance with current cash balances, internally generated funds, and amounts available under the revolving credit facility. As of January 6, 2001, the Company had expended $38.9 million for capital expenditures, excluding equipment leasing, during the current fiscal year.

The Company's plans with respect to store construction, expansion, conversion and remodeling may be revised in light of changing conditions, such as competitive influences, availability and cost of capital, its ability to negotiate successfully site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible that projects described above may not commence, others may be added, a portion of the planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year, and the Company may use other or different financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the forty weeks ended January 6, 2001 was $46.0 million, compared to $34.2 million for the year earlier period. The improvement in net cash provided by operating activities was due primarily to increases in trade accounts payable and accrued liabilities. Working capital increased $26.9 million to $63.8 million from April 1, 2000. Changes in working capital included a $3.5 million increase in cash and equivalents, a $7.9 million increase in inventory, a $9.4 million decrease in notes payable, a $10.4 million increase in trade accounts payable, a $5.3 million increase in accrued liabilities, and a $25.3 million decrease in current maturities of long-term liabilities. The increase in cash and decrease in notes payable were due primarily to the receipt of proceeds from the mortgage of two supermarkets. Inventory increased to support higher seasonal sales levels, but the increase was more than offset by the increase in accounts payable. Accrued liabilities increased due primarily to the timing of interest payments on the Senior Subordinated Notes. The decrease in current maturities of long-term liabilities resulted from the payment of amounts borrowed under revolving credit facilities.

During 2001, $50.0 million in bank revolving credit facilities matured and were replaced with a new three year $90.0 million unsecured revolving credit facility, of which $30.0 million was utilized at January 6, 2001. The new credit facility contains various financial covenants, including a funded debt to EBITDA ratio and a fixed charge coverage ratio. The Company also has a bank commitment that provides an additional $5.0 million in short-term borrowing at a rate equal to or below the prime rate of the committed bank, of which $0.6 million was utilized at January 6, 2001.

During the third quarter, the Company repurchased 41,000 shares of its Class A Common Stock and 33,000 shares of its Class B Common Stock. As of the date hereof, the Company has spent $11.9 million of the $12.0 million previously authorized. The Board of Directors has authorized the repurchase of up to an additional $3.0 million of common stock. The ability of the Company to complete the repurchase, in whole or in part, is subject to known and unknown risks and uncertainties.

The Company believes amounts available under its revolving credit facility and the bank commitment, cash flows from operating activities, and lease financings will be adequate to meet the Company's working capital needs, debt service obligations and planned capital expenditures for the foreseeable future.

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

                  None

(b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MARSH SUPERMARKETS, INC.



February 19, 2001                   By:  /s/ Douglas W. Dougherty
                                         ---------------------------------------
                                         Douglas W. Dougherty
                                         Senior Vice President, Chief Financial
                                         Officer, and Treasurer




February 19, 2001                   By:  /s/ Mark A. Varner
                                         ---------------------------------------
                                         Mark A. Varner
                                         Chief Accounting Officer
                                         Vice President - Corporate Controller