Form 10-K
period 2001-03-31
MARSH SUPERMARKETS INC
filed 2001-06-29
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 2001

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

       Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant as of June 1, 2001: $29,595,225 and $48,614,359, respectively. This calculation assumes all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by "affiliates", a status which each of the officers and directors individually disclaims.

       At June 1, 2001, there were 3,884,298 shares of Class A Common Stock and 4,137,404 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the 2001 Annual Report to Shareholders are incorporated by reference into Part II.

       Portions of the Proxy Statement for the Annual Shareholders' Meeting to be held August 7, 2001 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

At March 31, 2001, Marsh Supermarkets, Inc. (the "Company" or "Marsh") operated 101 supermarkets and 187 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh owns and operates a specialized convenience store distribution business which serves its Village Pantry stores, as well as 1,000 unaffiliated convenience stores in a nine-state area. Marsh also owns and operates a food services division, which provides upscale catering, vending, concession and business cafeteria management services, and a floral division, which operates four upscale retail floral shops under the name of McNamara and one business florist under the name Enflora. The Company may from time to time explore various strategic alternatives regarding one or more of its business divisions.

SUPERMARKETS

At March 31, 2001, the Company operated 88 supermarkets in central Indiana and 13 in western Ohio. The 38 stores in the Indianapolis metropolitan market area constitute the Company's major market. The remaining supermarkets operate in 38 other communities. Revenues from supermarket operations represented approximately 67% of the 2001 consolidated sales and other revenues.

The Company's supermarket merchandising strategy emphasizes service, quality and convenient one-stop shopping at competitive prices. Of the Company's supermarkets, 63 are open 24 hours a day and nine are open until midnight, with the remainder having various other schedules. All stores are open seven days a week.

The Company believes providing quality merchandise is an important factor in maintaining and expanding its customer base. In recent years, the Company has devoted a greater proportion of new and remodeled stores to fresh, high quality perishables, such as produce, delicatessen items, baked goods, prepared foods, seafood and floral items. The Company believes fresh produce is an important customer draw; therefore, it focuses on buying premium quality produce worldwide. The geographic concentration of the Company's supermarkets enables the Company to deliver fresh items to its stores quickly and frequently. An extension of this theme is convenient, high quality, ready to eat meals. The "Chef Fresh" program offers take-home items for immediate consumption in 40 stores. These products are prepared in the Company's central kitchen, which provides fresh items to most of the Company's divisions.

The Company's large superstore format offers customers convenient one-stop shopping. Its Marsh supermarkets feature an extended line of traditional grocery store items as well as service and specialty departments, such as delicatessens, bakeries, prepared foods, prime cut meats, fresh seafood, floral and video rental. The Company features nationally advertised and distributed merchandise along with products under its own trademarks, service marks and trade names. Service and specialty departments included in Marsh supermarkets include delicatessens (99 stores), hot prepared foods (65), bakeries (99), prime cut service meat (57), fresh seafood (60), sushi shops (19), floral shops (60), imported cheese shops (53), wines and beer (90), salad bars (36), video rental
(56), express shipping (61), shoe repair (6) and dry cleaning (2). Thirty-five of the Company's supermarkets include pharmacies in food and drug combination stores. In addition, banks or savings institutions operate branch facilities in 31 of the Company's stores, and 86 stores offer automated teller machines (ATM).

The Company's superstore format is in excess of 75,000 square feet, and its modern conventional supermarket format is approximately 55,000 to 65,000 square feet. The Company currently operates six superstores and 12 modern conventional supermarkets. Approximately one-third of the sales area in these stores is devoted to merchandising fresh, high quality perishable products such as delicatessen items, baked goods, prepared foods and produce. Since 1991, approximately 56% of the total supermarket square footage is new or remodeled.

The Company has developed a smaller, low-price supermarket format with limited service and specialty departments as an alternative to the large, full service Marsh supermarket. As of March 31, 2001, the Company operated 27 of its supermarkets utilizing this concept under the trade name LoBill Foods. There is an ongoing development program to remodel selected Marsh supermarkets to the LoBill format. The Company believes the LoBill format offers an opportunity to maximize its market area by expanding into smaller communities and inner city metropolitan areas that can be better served by that format and to appeal to the price motivated consumer in markets currently serviced by traditional Marsh stores. The Company also operates two limited selection, stock-up grocery stores with an every day low price format operating under the trade name Savin*$.

The Company's supermarkets range in size from 7,500 to 82,300 square feet. The average size is approximately 38,600 square feet. The Company has an ongoing development program of constructing larger Marsh supermarkets within its market area and remodeling, enlarging and replacing existing supermarkets. Future development will continue to focus on a food and drug combination store format of approximately 55,000 to 65,000 square feet, with superstores in excess of 75,000 square feet in select locations. The Company believes a larger store format enables it to offer a wider variety of products and expanded service and specialty departments, thereby strengthening its competitive position. The following summarizes the number of stores by size categories:

                                                            Number
         Square Feet                                      of Stores
         -----------                                      ---------
         More than 75,000 .........................            6
          55,000 - 75,000 .........................           12
          45,000 - 54,999 .........................            8
          35,000 - 44,999 .........................           20
          25,000 - 34,999 .........................           45
         Less than 25,000 .........................           10
                                                             ---
                                                             101
                                                             ===

The Company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The focus of the television campaign is to promote a quality and service image rather than specific products and prices. The Indianapolis television market covers approximately 80% of the Company's supermarkets. Various sales enhancement promotional activities, including free grocery and other programs designed to encourage repeat shoppers, are conducted as an important part of the Company's merchandising strategy. The Company utilizes a frequent shopper card program, "Fresh I.D.E.A.(R)". The card provides shoppers electronic coupons, opportunities to win trips and other prizes, and functions as a video rental card. Over one million cards are in circulation. Further, customers may select a VISA(R) co-branded credit card option for their Fresh I.D.E.A. card and earn rebates on all credit card purchases regardless of the merchant. The credit card rebates are funded by the Company's bank partner. In 2000, the Company implemented a "Marsh Kid's Club" program to emphasize marketing opportunities to families.

CONVENIENCE STORES

At March 31, 2001, the Company operated 187 convenience stores under the Village Pantry trade name. These self-service stores offer a broad selection of grocery, bakery, dairy and delicatessen items, including fresh pastry products and sandwiches prepared in the stores. All of the stores sell money orders and lottery tickets and 109 stores have ATMs. Additionally, 100 of these stores offer petroleum products. More than 90% percent of the petroleum stores are branded by major fuel suppliers, including Marathon, Shell, and Amoco. Twenty of the stores operate drive-thru car washes. Revenues from the convenience stores represented approximately 13% of the 2001 consolidated sales and other revenues. Carry-out cold beer, a high-volume item typically found in convenience stores in other states, may be sold only by package liquor stores and taverns in Indiana; accordingly, it is not sold in the Company's convenience stores in Indiana. All but 12 of the Company's convenience stores are open 24 hours a day; the remaining stores close at midnight. All stores are open seven days a week.

The Company has added higher margin food and beverage products, such as store-prepared pizza (51 stores), chicken (62), and self-service fountain drinks, as well as sit-down eating areas in 72 stores. The Company is a Taco Bell Express franchisee in three stores, which increases the variety of available fast food. These stores include drive-thru service.

The Company has an ongoing program of remodeling, upgrading and replacing existing Village Pantry stores with particular emphasis on developing locations that will yield a high volume of gasoline sales. New stores generally average 3,700-5,000 square feet, compared to 1,800-2,500 square feet for older stores. The larger size accommodates the aforementioned new food products. In constructing new stores and remodeling and expanding existing stores, the Company tailors the format to each specific market, with heavy emphasis on food service in areas which the Company believes to be less susceptible to intense competition from major fast food operators, such as smaller towns and high density neighborhoods.

CONVENIENCE STORE DISTRIBUTING COMPANY ("CSDC")

CSDC serves the Company's Village Pantry stores and 1,000 unaffiliated convenience stores in a nine-state area, distributing a wide range of products typically sold in convenience stores, including groceries, cigarette and other tobacco products, snack items, housewares and health and beauty care products. Customers have the opportunity to order most product lines in single units. CSDC owns a 210,000 square foot warehouse and distribution facility in Richmond, Indiana, which the Company estimates is operating at 70% of capacity. CSDC utilizes its own trucks and drivers for its transportation needs. The CSDC sales and marketing staff of approximately 45 employees services existing customers and actively solicits new customers. CSDC accounted for approximately 18% of the 2001 consolidated sales and other revenues.

CRYSTAL FOOD SERVICES

The Company's food service operation does business under the trade name Crystal Food Services. It offers a range of services including banquet hall catering, special events catering, concession services, vending and cafeteria management. The Company focuses on presenting expertly prepared cuisine in all of its food service operations. The Company began its food service operations in 1993 and expanded it in January 1995 with the acquisition of Crystal Catering. In May 1995, the Company expanded again with the acquisition of Martz and Associates Food Services. Vending operations were expanded in 1999 with the acquisitions of Capitol Vending and Crown Vending. The Company intends to expand the food services operations through the solicitation of new customers and possible acquisition of businesses that will complement the existing operations.

The combination of these operations has created a unique range of services, products and facilities. The Company's banquet hall facilities include the Riverwalk Banquet Center, the Fountains, the Indiana Roof Ballroom, the Murat Shrine Centre, Union Station, and the NCAA Headquarters in Indianapolis, Indiana, and the Horizon Convention Center in Muncie, Indiana. The Company caters special events at the Indianapolis Motor Speedway, Conner Prairie Museum, Indianapolis Museum of Art, the Eiteljorg Western Museum of Art, and the RCA Tennis Championships in Indianapolis. The Company also provides concession services at the Indianapolis Zoo, Prairie View Golf Club and Eagle Point Resort Cafe, cafeteria management to 13 major employers, and vending services to over 100 clients throughout the greater Indianapolis area.

SUPPLY AND DISTRIBUTION

The Company supplies its supermarkets from three Company-operated distribution facilities. Dry grocery and frozen food products are distributed from a 409,000 square foot leased facility in Indianapolis. Produce and meat products are distributed from a 191,000 square foot Company owned perishable products facility in Yorktown, Indiana. Non-food products are distributed from 180,000 square feet of a 388,000 square foot Company owned warehouse in Yorktown. In addition, the Company leases a 172,000 square foot warehouse for storage of forward purchases of merchandise and seasonal items. Additional outside warehouse space is leased as needed to meet seasonal demand.

The Company's distribution centers are modern and automated. Merchandise is controlled through an on-line computerized buying and inventory control system. The Company believes its distribution centers are adequate for its needs for the foreseeable future without major additional capital investment. The Company estimates the supermarket distribution centers currently operate at approximately 75% of capacity. Approximately 80% of the delivery trips from distribution centers to supermarkets are 75 miles or less. The Company also operates a commissary and a central kitchen to produce products sold through the delicatessen departments of its supermarkets and convenience stores, to support Crystal Food Services for large catering events and vending operations, and to serve third parties through CSDC.

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

CSDC supplies grocery, produce, housewares, health and beauty care, and cigarette and tobacco products to the Company's convenience stores from a Company owned distribution facility. Also, CSDC supplies cigarette and tobacco products to the Company's supermarkets.

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

MANAGEMENT INFORMATION SYSTEMS

All of the Company's supermarkets are equipped with electronic scanning checkout systems to minimize item pricing, provide more efficient and accurate checkout line operation, and provide product movement data for merchandising decisions and other purposes. The checkout systems are integrated with the Company's frequent shopper card program to provide customer specific data to facilitate individualized marketing programs. Additionally, the Company upgraded the supermarket front-end systems and scale equipment, and implemented new inventory/procurement distribution software in 1999. Point-of-sale electronic funds transfer and credit card systems are in place in the supermarkets. Through the use of a bank debit card, a customer can authorize the immediate transfer of funds from their account to the Company at the point of purchase. Village Pantry utilizes 100% scanning at the front-end.

The Company utilizes in-store micro-computers in the supermarkets to automate various tasks, such as electronic messaging, processing the receiving and billing of vendor direct-store-delivered (DSD) merchandise, processing of video rentals, processing pharmacy records in the 35 food and drug combination stores, and time keeping for payroll processing. In 1998, the Company completed installation of a wide area network for data communications between the corporate office, supermarkets, warehouses and CSDC. Future supermarket applications currently under development include computer-assisted reordering and an electronic shelf tag program. All convenience stores are equipped with micro-computers for electronic transmission of accounting and merchandising data to headquarters, electronic messaging and processing DSD merchandise receiving and billing.

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

COMPETITION

The retail food industry is highly competitive. Marsh believes competitive factors include quality perishable products, service, price, location, product variety, physical layout and design of store interior, ease of ingress and egress to the store and minimal out-of-stock conditions. Marsh endeavors to concentrate its efforts on these factors with special emphasis on maintaining high quality store conditions, high quality perishable products, expanded service and specialty departments, and competitive pricing.

The Company believes it is one of the largest supermarket chains operating in its market area. The Company's supermarkets are subject to competition from local, regional and national supermarket chains, independent supermarkets, and other retail formats, such as discount stores and wholesale clubs. The number of competitors and degree of competition experienced by the Company's supermarkets vary by location, with the Indianapolis metropolitan market generally being subject to more price competition than the smaller markets. The principal supermarket chain competitors are The Kroger Co., Meijer, Inc., and Wal-Mart supercenters.

The Company believes Village Pantry is one of the largest convenience store chains in its market area. Major competitors are petroleum marketing companies which have converted or expanded gasoline locations to include convenience food operations. National convenience store chains do not have a significant presence in the Company's market area. The Company believes the principal competitive factor for convenience stores is location, and it actively pursues the acquisition of attractive sites for replacing existing stores and future development of new stores.

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

EMPLOYEES

The Company has approximately 14,800 employees. Approximately 8,900 employees are employed on a part-time basis. All employees are non-union, except approximately 200 supermarket distribution facility employees who are unionized under two collective bargaining agreements which extend to May 2005. The Company considers its employee relations to be very good.

REGULATORY MATTERS

As a retailer of alcoholic beverages, tobacco products and gasoline, the Company is subject to federal and state statutes, ordinances and regulations concerning the storage and sale of these products. The Company is aware of the existence of petroleum contamination at 30 Village Pantry locations and at one distribution center, all located in Indiana, and has commenced remediation at each of these sites. The cost of remediation varies significantly depending on the extent, source and location of the contamination, geological and hydrological conditions and other factors. An Indiana excess liability fund has reimbursed the Company for more than 95% of remediation costs incurred over the past two years, and it is expected that the fund will continue to reimburse for future costs.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 with respect to the Registrant's executive officers is set forth below. Each officer has been elected for a term to expire in August 2001 or upon election of the officer's successor by the Board of Directors.

     NAME                           POSITION                   AGE      FAMILY RELATIONSHIP
     ----                           --------                   ---      -------------------

DON E. MARSH               Chairman of the Board, President    63       Son of Garnet R. Marsh,
                           and Chief Executive Officer                  brother of William L. Marsh,
                                                                        father of David A. Marsh

Mr. Don E. Marsh has held his current position as Chairman of the Board of Directors, President and Chief Executive Officer of the Company for more than the past five years. He has been employed by the Company in various supervisory and executive capacities since 1961.

FRANK J. BRYJA             President and Chief Operating       59       None
                           Officer, Supermarket Division

Mr. Frank J. Bryja has held his current position since August 1996. For more than five years prior thereto, he served as Vice President-Merchandising. He has been employed by the Company in various supervisory and executive capacities since 1965.

P. LAWRENCE BUTT           Senior Vice President, Counsel      59       None
                           and Secretary

Mr. P. Lawrence Butt has held his current position since August 1997. For more than the five years prior thereto, he served as Vice President, Counsel and Secretary. In May 1999, he was elected to serve as a director of the Company. He has been employed by the Company in various executive capacities since 1977.

DOUGLAS W. DOUGHERTY       Senior Vice President,              57       None
                           Chief Financial Officer
                           and Treasurer

Mr. Douglas W. Dougherty has held his current position since August 1997. He has been employed by the Company as Chief Financial Officer since March 1994. Prior experience includes senior management and financial executive positions at Dayton Hudson Corp., Hartmarx, Inc. and The May Department Stores Company.

DAVID A. MARSH             Executive Vice President,           38       Son of Don E. Marsh,
                           Supermarket Division                         grandson of Garnet R. Marsh,
                           President and Chief Operating                nephew of William L. Marsh
                           Officer, LoBill Foods
                           Division

Mr. David A. Marsh has held his current position since August 2000. Prior thereto, he served as Senior Vice President, LoBill Foods Division since 1998,
Vice President, LoBill Foods Division since 1996 and Director, LoBill Foods
Division since 1995. He has been employed by the Company in various retail, supervisory and executive capacities since 1979.

WILLIAM L. MARSH           Senior Vice President - Property    57       Son of Garnet R. Marsh,
                           Management                                   brother of Don E. Marsh
                                                                        uncle of David A. Marsh
Mr. William L. Marsh has held his current position since August 1997. For more than five years prior thereto, he served as Vice President-General Manager,
Property Management. In May 1991, he was elected to serve as a director of the
Company. He has been employed by the Company in various supervisory and executive capacities since 1974.

     NAME                           POSITION                   AGE      FAMILY RELATIONSHIP
     ----                           --------                   ---      -------------------
RANDOLPH L. POKORZYNSKI    President and Chief Operating       48       None
                           Officer, Village Pantry Division

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

THEODORE R. VARNER         President and Chief Operating       65       None
                           Officer, Convenience Store
                           Distributing Company Division

Mr. Theodore R. Varner has held his current position since August 1994. For more than five years prior thereto, he served as Vice President - General Manager, Convenience Store Distributing Company Division.

JACK J. BAYT               President and Chief Operating       44       None
                           Officer, Crystal Food Services
                           Division

Mr. Jack J. Bayt has held his current position since January 1995. For more than five years prior thereto, he was President and Chief Executive Officer of Crystal Catering of Indiana, Inc.

MARK A. VARNER             Vice President - Corporate          51       None
                           Controller

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

                                           Per Store
                     Footage Operated       Average      0-6 Years    6-12 Years     Over 12 Years
                     ----------------       -------      ---------    ----------     -------------
Supermarkets             3,898,000          38,600          34%           33%             33%
Convenience Stores         547,000           2,900          21%           28%             51%
                         ---------
                         4,445,000
                         =========

Owned and leased retail facilities are summarized as follows:

                                                               Convenience
                                              Supermarkets       Stores
                                             ------------       ------
        Owned                                      37              130
        Leased:
          Fixed rentals only                       35               38
          Fixed plus contingent rentals            29               19
                                                  ---              ---
                                                   64               57
                                                  ---              ---
                                                  101              187
                                                  ===              ===

All leases, except for eight supermarkets and 22 Village Pantry stores, have one to four renewal options for periods of two to five years each. The majority of leases provide for payment of property taxes, maintenance and insurance by the Company. In addition, the Company is obligated under leases for 20 closed stores, of which 11 were subleased at March 31, 2001.

The non-perishable grocery products warehouse in Indianapolis is leased for a term expiring in 2007 with options available through 2020. The facility, constructed in 1969, is located on a 44 acre site and has a total of 409,000 square feet, of which 382,000 are utilized for grocery warehousing operations. The remainder consists of a floral design center and office space.

An owned 191,000 square foot refrigerated perishable products handling facility in Yorktown, Indiana, serves as the distribution center for meat, produce and delicatessen items. The facility was completed in 1981 and was expanded and updated in fiscal 1997.

Marsh owns an additional 388,000 square foot facility in Yorktown, Indiana. Approximately 180,000 square feet of this facility are used as a distribution center for non-food products, approximately 21,000 square feet are used by the retail maintenance department, and an additional 55,000 square feet of warehouse space are leased to third parties. The portion of this facility formerly utilized for the Company's corporate offices is currently vacant.

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

No matters were submitted to a vote of the security holders during the fourth quarter of 2001.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information on Common Stock and Shareholder Matters on pages 36, 37 and 38 of the 2001 Annual Report to Shareholders for the year ended March 31, 2001 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data on page 20 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended March 31, 2001 on pages 22 through 25 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a policy, does not engage in speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at March 31, 2001, a 100 basis point change in interest rates would not have had a material impact on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto and the report of the independent auditors on pages 26 to 38 of the 2001 Annual Report to Shareholders are incorporated herein by reference.

Quarterly Financial Data on page 21 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

In accordance with Instruction G(3), except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from those parts of Registrant's definitive Proxy Statement captioned "Election of Directors," "Compensation of Executive Officers", "Security Ownership of Management and Certain Beneficial Owners," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Certain Relationships and Related Transactions," respectively, pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after March 31, 2001, the end of the fiscal year covered by this report. As permitted by Instruction G(3), the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)   (1)      The following consolidated financial statements of Marsh
                  Supermarkets, Inc. and subsidiaries, included in the 2001
                  Annual Report to Shareholders for the year ended March 31, 2001 are incorporated by reference in Item 8:

                  Consolidated Balance Sheets as of March 31, 2001 and April 1, 2000.

                  Consolidated Statements of Income for each of the three years in the period ended March 31, 2001.

                  Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended March 31, 2001.

                  Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2001.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Auditors.

         (2) Note: All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

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

                  (b) - Articles I and IV of the Company's By-Laws, as amended as of November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

                  (c) - Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the Securities and Exchange Commission upon its request - Incorporated by reference to Form 10-K for the year ended March 27, 1987.

                  (d) - Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank - Incorporated by reference to Form 8-K, dated December 21, 1998.

                  (e) - Indenture, dated as of February 15, 1993, between Marsh Supermarkets, Inc. and Society National Bank, as trustee, including form of Indenture, for $17,500,000 7% Convertible Subordinated Debentures, due 2003 - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-56738).

                  (f) - Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 - Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).

                  (g) - First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 - Incorporated by reference to Form 10-K for the year ended March 28, 1998.

                  (h) - Second Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000 -- Incorporated by reference to Form 10-K for year ended April 1, 2000.

                  (i) - Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000 -- Incorporated by reference to Form 10-K for year ended April 1, 2000.

                  (j) - Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated June 23, 2000 - Incorporated by reference to Form 10-K for the year ended April 1, 2000.

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

                           Management Contracts and Compensatory Plans:

                  (c) - Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

                  (d) - Indemnification Agreements - Incorporated by reference to Form 10-Q for quarter ended January 6, 1990.

                  (e) - Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.

                  (f) - Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

                  (g) - Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors - Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.

                  (h) - Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.

                  (i) - Severance Benefits Agreements, dated as of January 1, 1996 - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

                  (j) - Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

                  (k) - Form of Restricted Stock Agreement, dated as of September 15, 1997 - Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.

                  (l) - Marsh Supermarkets, Inc. Outside Directors' Stock Plan, as adopted November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

                  (m) - Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 - Incorporated by reference to Proxy Statement , dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

                  (n) - Executive Stock Purchase Plan of Mash Supermarkets, Inc., effective as of September 1, 1998 - Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

                  (o) - Marsh Deferred Compensation Plan - Incorporated by reference to Form S-8, dated September 25, 1998 (File No. 333-64343).

                  (p) - 1999 Outside Directors' Stock Option Plan, effective as of June 1, 1999 - Incorporated by reference to Proxy Statement, dated June 27, 1999, for Annual Meeting of Shareholders held August 3, 1999.

                  (q) - Form of Employment Agreement, dated as of August 3, 1999 - Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

                  (r) - 1999 Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999 - Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

                  (s) - Forms of Guarantee related to Executive Stock Purchase Plan of Marsh Supermarkets, Inc. -- Incorporated by reference to Form 10-K for the year ended April 1, 2000.

Exhibit 13        -        2001 Annual Report to Shareholders (only portions
                           specifically incorporated by reference are included herein).

Exhibit 21        -        Subsidiaries of the Registrant.

Exhibit 23        -        Consent of Independent Auditors.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Registrant with respect to the fourth quarter of its fiscal year ended March 31, 2001.

(c)      Exhibits:

           See Exhibit Index

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MARSH SUPERMARKETS, INC.


June 27, 2001                     By:        /s/ Don E. Marsh
                                       ----------------------------------
                                         Don E. Marsh, President and
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


June 27, 2001                            /s/ Don E. Marsh
                                  --------------------------------------
                                  Don E. Marsh, Chairman of the Board,
                                  President and Chief Executive Officer
                                  and Director

June 27, 2001                           /s/ Douglas W. Dougherty
                                  --------------------------------------
                                  Douglas W. Dougherty, Senior Vice President,
                                  Chief Financial Officer and Treasurer

June 27, 2001                           /s/ Mark A. Varner
                                  --------------------------------------
                                  Mark A. Varner, Vice President -
                                  Corporate Controller

June 27, 2001                           /s/ William L. Marsh
                                  --------------------------------------
                                  William L. Marsh, Senior Vice
                                  President-Property Management, and Director

June 27, 2001                           /s/ Garnet R. Marsh
                                  --------------------------------------
                                  Garnet R. Marsh, Director

June 27, 2001                           /s/ J. Michael Blakley
                                  --------------------------------------
                                  J. Michael Blakley, Director

June 27, 2001                         /s/ P. Lawrence Butt
                                  --------------------------------------
                                  P. Lawrence Butt, Senior Vice President,
                                  Counsel and Secretary, and Director

June 27, 2001                           /s/ Charles R. Clark
                                  --------------------------------------
                                  Charles R. Clark, Director

June 27, 2001                           /s/ Stephen M. Huse
                                  --------------------------------------
                                  Stephen M. Huse, Director

June 27, 2001                         /s/ Catherine A. Langham
                                  --------------------------------------
                                  Catherine A. Langham, Director

June 27, 2001                           /s/ James K. Risk
                                  --------------------------------------
                                  James K. Risk, III, Director

June 27, 2001                           /s/ K. Clay Smith
                                  --------------------------------------
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

                  (b) - Articles I and IV of the Company's By-Laws, as amended as of November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January
                           3, 1998.

                  (c) - Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the Securities and Exchange Commission upon its request - Incorporated by reference to Form 10-K for the year ended March 27, 1987.

                  (d) -    Amended and Restated Rights Agreement, dated as of
                           August 1, 1989, between Marsh Supermarkets, Inc. and
                           National City Bank, dated as of December 24, 1998 -
                           Incorporated by reference to Form 8-K, dated December
                           21, 1998.

                  (e) -    Indenture, dated as of February 15, 1993, between
                           Marsh Supermarkets, Inc. and Society National Bank, as trustee, including form of Indenture for $17,500,000 7% Convertible Subordinated Debentures, due 2003 - Incorporated by reference to Registration
                           Statement on Form S-2 (File No. 33-56738).

                  (f) -    Indenture, dated August 5, 1997, between Marsh
                           Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 - Incorporated by reference to Registration
                           Statement on Form S-4 (File No. 333-34855).

                  (g) -    First Supplemental Indenture between Marsh
                           Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 - Incorporated by reference to Form 10-K for the year ended March 28, 1998.

                  (h) -    Second Supplemental Indenture between Marsh
                           Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000 -- Incorporated by reference to Form 10-K for the year ended April 1, 2000.

                  (i) -    Third Supplemental Indenture between Marsh
                           Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000 -- Incorporated by reference to
                           Form 10-K for the year ended April 1, 2000.

                  (j) -    Credit Agreement between Marsh Supermarkets, Inc.
                           and certain of its subsidiaries and The Provident
                           Bank, as Agent and Arranger, dated June 23, 2000 -
                           Incorporated by reference to Form 10-K for the year ended April 1, 2000.

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

                           Management Contracts and Compensatory Plans:

                  (c) -    Supplemental Retirement Plan of Marsh Supermarkets,
                           Inc. and Subsidiaries - Incorporated by reference to Registration Statement on Form S-2 (File No.
                           33-17730).

                  (d) - Indemnification Agreements - Incorporated by reference to Form 10-Q for the quarter ended January
                           6, 1990.

                  (e) -    Marsh Supermarkets, Inc. 1991 Employee Stock
                           Incentive Plan - Incorporated by reference to Proxy
                           Statement, dated March 22, 1991, for a Special
                           Meeting of Shareholders held May 1, 1991.

                  (f) -    Marsh Supermarkets, Inc. Executive Supplemental
                           Long-Term Disability Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

                  (g) -    Marsh Supermarkets, Inc. 1992 Stock Option Plan for
                           Outside Directors - Incorporated by reference to
                           Proxy Statement, dated June 25, 1992, for the Annual
                           Meeting of Shareholders held August 4, 1992.

                  (h) -    Amendment to Marsh Supermarkets, Inc. 1991 Employee
                           Stock Incentive Plan - Incorporated by reference to
                           Proxy Statement, dated June 22, 1995, for Annual
                           Meeting of Shareholders held August 1, 1995.

                  (i) -    Severance Benefits Agreements, dated as of January
                           1, 1996. - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

                  (j) - Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

                  (k) -    Form of Restricted Stock Agreement, dated as of
                           September 15, 1997 - Incorporated by reference to
                           Form 10-Q for the quarter ended October 11, 1997.

                  (l) -    Marsh Supermarkets, Inc. Outside Directors' Stock
                           Plan, as adopted November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January
                           3, 1998.

                  (m) - Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 - Incorporated by reference to Proxy Statement , dated June 25, 1998, for the Annual Meeting of Shareholders held August 4,
                           1998.

                  (n) -    Executive Stock Purchase Plan of Mash Supermarkets,
                           Inc., effective as of September 1, 1998 -
                           Incorporated by reference to Proxy Statement, dated
                           June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

                  (o) - Marsh Deferred Compensation Plan - Incorporated by reference to Form S-8, dated September 25, 1998 (File
                           No. 333-64343).

                  (p) - 1999 Outside Directors' Stock Option Plan, dated as of June 1, 1999 - Incorporated by reference to Proxy
                           Statement, dated June 27, 1999, for Annual Meeting of
                           Shareholders held August 3, 1999.

                  (q) -    Form of Employment Agreement, dated as of August 3,
                           1999 - Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

                  (r) - 1999 Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999 - Incorporated by reference to Form 10-Q for the quarter ended October
                           9, 1999.

                  (s) -    Forms of Guarantee related to Executive Stock
                           Purchase Plan of Marsh Supermarkets, Inc. -
                           Incorporated by reference to Form 10-K for the year ended April 1, 2000.

Exhibit 13            -    Annual Report to Shareholders (only portions
                           specifically incorporated by reference are included
                           herein).

Exhibit 21            -    Subsidiaries of the Registrant.

Exhibit 23            -    Consent of Independent Auditors.