Form 10-Q
period 2001-06-23
MARSH SUPERMARKETS INC
filed 2001-08-07
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 23, 2001

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

         Number of shares outstanding of each class of the registrant's common stock as of July 13, 2001:

                 Class A Common Stock  -   3,893,508 shares
                 Class B Common Stock  -   4,138,242 shares
                                           ---------
                                           8,031,750 shares
                                           =========

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MARSH SUPERMARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (Unaudited)

                                                12 Weeks Ended
                                           ------------------------
                                           June 23,        June 24,
                                             2001            2000
                                           --------        --------
                                           (Note C)

Sales and other revenues                   $437,674        $436,609
Cost of merchandise sold, including
   warehousing and transportation           322,800         329,769
                                           --------        --------
Gross profit                                114,874         106,840
Selling, general and administrative          98,633          89,774
Depreciation                                  4,927           6,096
                                           --------        --------
Operating income                             11,314          10,970
Interest and debt expense                     5,410           5,771
                                           --------        --------
Income before income taxes                    5,904           5,199
Income taxes                                  1,993           1,722
                                           --------        --------
Net income                                 $  3,911        $  3,477
                                           ========        ========


Basic earnings per common share            $    .49        $    .42
                                           ========        ========

Diluted earnings per common share          $    .44        $    .38
                                           ========        ========

Dividends per share                        $    .11        $    .11
                                           ========        ========

See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  June 23,         March 31,          June 24,
                                                                    2001              2001              2000
                                                                 ----------        ----------        ----------
                                                                 (Unaudited)        (Note A)         (Unaudited)

ASSETS
Current assets:
  Cash and equivalents                                           $   30,383        $   31,257        $   38,813
  Accounts receivable                                                49,619            46,260            45,694
  Inventories, less LIFO reserve; June 23, 2001 - $8,678;
      March 31, 2001 - $8,536; June 24, 2000 - $8,418               134,892           126,069           125,376
  Prepaid expenses                                                    7,018             6,683             5,203
  Recoverable income taxes                                               --               999               598
                                                                 ----------        ----------        ----------
       Total current assets                                         221,912           211,268           215,684
Property and equipment, less allowances for depreciation            312,005           307,781           303,179
Other assets                                                         61,087            58,765            61,755
                                                                 ----------        ----------        ----------
                                                                 $  595,004        $  577,814        $  580,618
                                                                 ==========        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                          $    1,100        $       --        $    3,880
  Accounts payable                                                   90,764            80,598            80,120
  Accrued liabilities                                                51,832            60,014            49,108
  Current maturities of long-term liabilities                         2,413             2,388             3,344
                                                                 ----------        ----------        ----------
       Total current liabilities                                    146,109           143,000           136,452

Long-term liabilities:
  Long-term debt                                                    259,157           246,940           265,446
  Capital lease obligations                                          15,415            15,545            14,156
                                                                 ----------        ----------        ----------
      Total long-term liabilities                                   274,572           262,485           279,602

Deferred items:
   Income taxes                                                      13,222            12,865            12,794
   Other                                                             21,233            21,188            16,591
                                                                 ----------        ----------        ----------
       Total deferred items                                          34,455            34,053            29,385

Shareholders' Equity:
  Common stock, Classes A and B                                      26,148            26,066            25,459
  Retained earnings                                                 128,679           125,645           119,927
  Cost of common stock in treasury                                  (13,263)          (11,656)           (8,352)
  Deferred cost - restricted stock                                     (655)             (730)           (1,379)
  Notes receivable - stock options                                   (1,041)           (1,049)             (476)
                                                                 ----------        ----------        ----------
       Total shareholders' equity                                   139,868           138,276           135,179
                                                                 ----------        ----------        ----------
                                                                 $  595,004        $  577,814        $  580,618
                                                                 ==========        ==========        ==========

See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                    12 Weeks Ended
                                                               ------------------------
                                                               June 23,        June 24,
                                                                 2001            2000
                                                               --------        --------

OPERATING ACTIVITIES
Net income                                                     $  3,911        $  3,477
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                                   4,927           6,096
   Amortization of other assets                                   1,253           1,421
   Changes in operating assets and liabilities                   (9,801)         (3,993)
   Other operating activities                                       354             359
                                                               --------        --------
Net cash provided by operating activities                           644           7,360

INVESTING ACTIVITIES
Net acquisition of property, equipment and land                 (11,876)         (8,538)
Other investing activities                                         (435)         (5,767)
                                                               --------        --------
Net cash used for investing activities                          (12,311)        (14,305)

FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings               1,100          (6,120)
Proceeds from long-term borrowings                               12,500          22,458
Repayments of long-term debt and capital leases                    (388)           (599)
Purchases of shares for treasury                                 (1,666)           (504)
Cash dividends paid                                                (894)           (923)
Other financing activities                                          141              11
                                                               --------        --------
Net cash provided by financing activities                        10,793          14,323

Net increase (decrease) in cash and equivalents                    (874)          7,378
Cash and equivalents at beginning of period                      31,257          31,435
                                                               --------        --------
Cash and equivalents at end of period                          $ 30,383        $ 38,813
                                                               ========        ========

See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (in thousands except per share amounts, or as otherwise noted)

JUNE 23, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. This report should be read in conjunction with the Company's Consolidated Financial Statements for the year ended March 31, 2001. The balance sheet at March 31, 2001, has been derived from the audited financial statements at that date.

The Company's fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to "2002" and "2001" relate to the fiscal years ending March 30, 2002 and March 31, 2001, respectively.

The condensed consolidated financial statements for the twelve week periods ended June 23, 2001 and June 24, 2000, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented.

Operating results for the twelve week period ended June 23, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 30, 2002.

NOTE B - CHANGE IN ESTIMATED USEFUL LIVES OF PROPERTY AND EQUIPMENT

As a result of the Company's periodic examination and review of its accounting policies and practices, the Company determined that a revision of the estimated useful lives used to depreciate buildings and land improvements and leasehold improvements was appropriate in light of the Company's historical experience and its assessment of prevailing industry practice. The change was effected in the third quarter of 2001. The effect of the change for the first quarter of 2002 was a decrease in depreciation expense of $1.1 million and an increase in net income of $0.7 million, or $.08 per diluted share.

NOTE C - GOODWILL

The Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142) effective April 1, 2001. FAS 142 discontinues the amortization of goodwill and prescribes future periodic testing of goodwill for impairment.

Adjusted net income and earnings per share were as follows:

                                                12 Weeks Ended
                                           -----------------------
                                           June 23,       June 24,
                                            2001           2000
                                           --------       --------

Reported net income                        $ 3,911        $ 3,477
Goodwill amortization, net of tax               --             93
                                           -------        -------
Adjusted net income                        $ 3,911        $ 3,570
                                           =======        =======

Basic earnings per share:
Reported net income                        $   .49        $   .42
Goodwill amortization, net of tax               --            .01
                                           -------        -------
Adjusted net income                        $   .49        $   .43
                                           =======        =======

Diluted earnings per share:
Reported net income                        $   .44        $   .38
Goodwill amortization, net of tax               --            .01
                                           -------        -------
Adjusted net income                        $   .44        $   .39
                                           =======        =======

NOTE D - BUSINESS SEGMENTS

The Company operates within two business segments: the retail sale of food and related products through supermarkets, convenience stores and food services, and the wholesale distribution of food and related products by CSDC, principally to unaffiliated convenience stores.

Segment information is set forth in the following table:

                                        Retail      Wholesale     Consolidated
                                       --------     ---------     ------------

Twelve weeks ended June 23, 2001
External revenues                      $375,251      $62,423        $437,674
Intersegment revenues                     2,205       22,812          25,017
Income before income taxes                5,500          404           5,904

Twelve weeks ended June 24, 2000
External revenues                      $342,153      $94,456        $436,609
Intersegment sales                        1,700       21,990          23,690
Income before income taxes                4,252          947           5,199

NOTE E - EARNINGS PER SHARE

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share:

                                                               12 Weeks Ended
                                                          ------------------------
                                                          June 23,        June 24,
                                                            2001            2000
                                                          --------        --------

Numerator for basic earnings per share                    $  3,911        $  3,477
Effect of convertible debentures                               212             216
                                                          --------        --------
Numerator for diluted earnings per share -
  income after assumed conversions                        $  4,123        $  3,693
                                                          ========        ========

Weighted average shares outstanding                          8,045           8,393
  Non-vested restricted shares                                 (76)           (124)
                                                          --------        --------
Denominator for basic earnings per share                     7,969           8,269
Effect of dilutive securities:
  Non-vested restricted shares                                  76             124
  Employee stock options                                       118              72
  Convertible debentures                                     1,284           1,290
                                                          --------        --------
Denominator for diluted earnings per share -
  adjusted weighted average shares                           9,447           9,755
                                                          ========        ========

NOTE F - LONG-TERM DEBT AND GUARANTOR SUBSIDIARIES

Other than three inconsequential subsidiaries, all of the Company's subsidiaries (the "Guarantors") have fully and unconditionally guaranteed on a joint and several basis the Company's obligations under the $150.0 million of 8 7/8% Senior Subordinated Notes. The Guarantors are 100% wholly owned subsidiaries of the Company. The Company has not presented separate financial statements and other disclosures concerning each Guarantor because management has determined that such information is not material to investors.

Summarized combined financial information for the Guarantors is set forth below:

                                 June 23,        March 31,       June 24,
                                   2001            2001            2000
                                 --------        ---------       --------

Current assets                   $221,912        $211,268        $216,024
Current liabilities               128,793         134,222         123,328
Noncurrent assets                 333,845         327,210         322,468
Noncurrent liabilities            132,587         120,209         114,672

                                 12 Weeks Ended
                            ------------------------
                            June 23,        June 24,
                              2001            2000
                            --------        --------

Total revenues              $437,661        $436,604
Gross profit                 114,861         106,835
Net income                     6,785           6,707

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes certain forward-looking statements (statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties. The forward-looking statements and the Company's future results, liquidity and capital resources are subject to the following risks and uncertainties: softness in the general retail food industry, the entry of new competitive stores and e-retailers in the Company's market, adverse developments regarding customer retention, the ability to predict the impact of the revision of the estimated useful lives of building and land improvements, the impact of any acquisitions or dispositions, the stability of distribution incentives from suppliers, the level of discounting by competitors, the timely and on budget completion of store construction, expansion, conversion and remodeling, the ability to complete authorized share repurchases, the successful integration of acquisitions, uncertainties relating to tobacco and environmental regulations, and the level of margins achievable in the Company's operating divisions and their ability to minimize operating expenses. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

GENERAL

At June 23, 2001, Marsh Supermarkets, Inc. (the "Company" or "Marsh") operated 101 supermarkets and 188 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh owns and operates a specialized convenience store distribution business which serves its Village Pantry stores, as well as 960 unaffiliated convenience stores in a nine-state area. Marsh also owns and operates a food services division, which provides upscale catering, vending, concession and business cafeteria management services, and a floral division, which operates four upscale retail floral shops under the name of McNamara and one business florist under the name Enflora. The Company may from time to time explore various strategic alternatives regarding one or more of its business divisions.

RESULTS OF OPERATIONS

Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

                                                      First Quarter
                                          ------------------------------------
                                          Percentage of Revenues
                                          ----------------------    Percentage
                                            2002         2001         Change
                                          --------     ---------    ----------

Sales and other revenues                    100.0%       100.0%         0.2%
Gross profit                                 26.2%        24.5%         7.5%
Selling, general and administrative          22.5%        20.6%         9.9%
Depreciation                                  1.1%         1.4%       (19.2)%
Operating income                              2.6%         2.5%         3.1%
Interest and debt expense                     1.2%         1.3%        (6.3)%
Income taxes                                  0.5%         0.4%        15.7%
Net income                                    0.9%         0.8%        12.5%

SALES AND OTHER REVENUES

Consolidated sales and other revenues were $437.7 million in the first quarter of 2002, compared to $436.6 million in the first quarter of 2001. In the first quarter of 2002, retail segment revenues increased $33.1 million, or 9.7%, to $375.3 million from $342.2 million in the first quarter of 2001. Supermarket revenues increased $26.6 million, Village Pantry revenues increased $4.9 million and Crystal Food Service revenues increased $1.0 million.

Retail sales, excluding fuel sales, increased 8.6%. Sales in comparable supermarkets and convenience stores, including replacement stores and format conversions, but excluding fuel, increased 2.7% from the first quarter of 2001. Approximately 35.0% of the increase in supermarket revenues was attributable to comparable store sales gains with the remainder attributable to two new supermarkets, one replacement supermarket, and four acquired LoBill stores opened since the beginning of the year earlier quarter. The increase in Village Pantry revenues resulted from retail fuel prices higher than the year earlier quarter and an 11.3% increase in fuel gallons sold. Village Pantry inside store revenues decreased 0.4%. Wholesale segment (CSDC) revenues declined $32.0 million, or 33.9%, to $62.4 million from $94.4 million in 2001 due to the loss of two chain customers during the second half of last year. Consolidated sales and other revenues for the first quarter of 2002 included gains of $0.5 million from sales of real estate in the normal course of business.

GROSS PROFIT

Gross profit is calculated net of warehousing, transportation, and promotional expenses. In the first quarter of 2002, consolidated gross profit increased $8.0 million, or 7.5%, from the first quarter of 2001 to $114.9 million. The increase included a $0.7 million cigarette price increase gain. As a percentage of revenues, gross profit was 26.2% in the first quarter of 2002 compared to 24.5% for the first quarter of the prior year. Consolidated gross profit, as a percentage of revenues, increased primarily due to lower sales volume in the wholesale segment (CSDC) which has profit margins significantly less than the gross profit percentages achieved on grocery and foodservice sales. As a percentage of revenues, gross profit declined in supermarkets, improved on Village Pantry inside sales, remained constant in CSDC, and declined in Crystal Food Service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the first quarter of 2002, consolidated selling, general and administrative (SG&A) expenses increased $8.9 million, or 9.9%, from the comparable quarter of 2001 to $98.6 million. As a percentage of revenues, SG&A expenses were 22.5% in the first quarter of 2002 compared to 20.6% in the first quarter of 2001. The 1.9% increase resulted primarily from the decline in wholesale segment revenues. SG&A expenses for the retail segment increased 0.1% as a percentage of revenues. Approximately half of the $8.9 million increase was retail wage and benefit costs. Advertising outlays increased $1.7 million. Wage expense in stores open during both quarters, excluding replacement stores and supermarket conversions to the LoBill format, increased 1.5% due to wage rate increases and increased labor hours resulting from same store sales gains.

DEPRECIATION EXPENSE

Depreciation expense for the first quarter of 2002 was $4.9 million, compared to $6.1 million for the first quarter of 2001. As a result of the Company's periodic examination and review of its accounting policies and practices, the Company determined that a revision of the estimated useful lives used to depreciate building and land improvements and leasehold improvements was appropriate in light of the Company's historical experience and its assessment of prevailing industry practice. The change was effected in the third quarter of 2001. The effect of the change for the first quarter of 2002 was a decrease in depreciation expense of $1.1 million and an increase in net income of $0.7 million, or $.08 per diluted share. As a percentage of revenues, depreciation expense was 1.1% for the first quarter of 2002 compared to 1.4% for the prior year's first quarter.

OPERATING INCOME

Operating income (income from continuing operations before interest and taxes) increased $0.3 million to $11.3 million for the first quarter of 2002 from $10.9 million for the first quarter of 2001. The $8.0 million improvement in gross profit plus the $1.2 million decline in depreciation were essentially offset by the $8.9 million increase in SG&A expenses. Operating income, as a percentage of revenues, was 2.6% for the first quarter of 2002 compared to 2.5% for the year earlier quarter.

INTEREST EXPENSE

Interest expense for the first quarter of 2002 was $5.4 million, compared to $5.8 million in the first quarter of 2001 and, as a percentage of revenues, was 1.2% in the first quarter of 2002 and 1.3% in the first quarter of 2001.

INCOME TAXES

For the quarter ended June 23, 2001, the effective income tax rate was 33.8% compared to 33.1% for the year earlier quarter. The first quarter effective rate is based on the overall expected rate for 2002.

NET INCOME

Net income for the first quarter of 2002 was $3.9 million, compared to $3.5 million for the first quarter of 2001. As a percentage of revenues, net income was 0.9% for the first quarter of 2002 and 0.8% for the first quarter of 2001.

CAPITAL EXPENDITURES

The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financing, including capital and operating leases.

During the first quarter of 2002, the following stores were opened, acquired, remodeled, converted or were under construction:

                                     Square
    Store Type      Category          Feet      Location           Status
    ----------      --------         ------     --------           ------
    Supermarket     Replacement      54,000     Kokomo, IN         Open
    Supermarket     Remodel          50,000     Indianapolis, IN   Under construction
    Supermarket     New              55,000     Greenwood, IN      Under construction
    LoBill          Replacement      38,000     Muncie, IN         Open
    Convenience     Replacement       2,100     Kokomo, IN         Open
    Convenience     New               3,800     Fishers, IN        Open
    Convenience     New               2,600     Gas City, IN       Under construction
    Catering hall   Conversion       37,000     Carmel, IN         Open

During the quarter, two supermarkets were converted to the LoBill format. Subsequent to the end of the quarter, the Company acquired two supermarkets in east central Indiana. In 2002, the Company also plans to construct one new supermarket, open one new LoBill and open nine new convenience stores. The Company also intends to remodel two supermarkets and convert three existing supermarkets to the LoBill format. The cost of these projects and other capital commitments is estimated to be $75.0 million. Of this amount, the Company plans to fund $45.0 million through sale/leasebacks, $20.0 million through equipment leasing and believes it can finance the balance with current cash balances and internally generated funds. As of June 23, 2001, the Company had expended $11.9 million for capital expenditures.

The Company's plans with respect to store construction, expansion, conversion and remodeling are subject to known and unknown risks and uncertainties and may be revised in light of changing conditions, such as competitive influences, its ability to successfully negotiate site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible that projects described above may not commence, others may be added, a portion of planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year and the Company may use other or different financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the first quarter of 2002 was $0.1 million, compared to $7.4 million in the first quarter of 2001. The decline in net cash provided by operating activities was due primarily to inventory buildup and higher accounts receivable. Working capital increased $7.5 million from March 31, 2001. Changes in working capital included a $3.4 million increase in accounts receivable, an $8.8 million increase in inventory, a $10.2 million increase in accounts payable, and an $8.2 million decrease in accrued liabilities. The increase in accounts receivable was primarily related to manufacturer volume purchase allowances and manufacturer coupons. The increase in inventory was essentially funded by the increase in accounts payable. The decrease in accrued liabilities was due primarily to payments of accrued compensation and related payroll taxes, property taxes and a Company contribution to our employees' 401(k) plan.

During 2001, $50.0 million in bank revolving credit facilities matured and were replaced with a new three year $90.0 million unsecured revolving credit facility, at rates based on LIBOR or floating prime rate, of which $47.5 million was utilized at March 31, 2001. The new credit facility contains various financial covenants including a funded debt to EBITDA ratio and a fixed charge coverage ratio. The Company also has a bank commitment that provides an additional $5.0 million in short-term borrowing, at rates based upon the then prevailing federal funds rate, none of which was utilized at June 23, 2001.

During the first quarter of 2002, the Company repurchased 45,000 shares of its Class A Common Stock and 90,000 shares of its Class B Common Stock pursuant to its Stock Repurchase Plan. As of June 23, 2001, the Company had spent $13.6 million of $18.0 million authorized by the Board of Directors for repurchases under the Stock Repurchase Plan.

The Company believes amounts available under its revolving credit facility and the bank commitment, cash flows from operating activities and lease financing will be adequate to meet the Company's working capital needs, debt service obligations and capital expenditures for the foreseeable future.

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

         Not Applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Reports on Form 8-K

                  Press Release, dated May 24, 2001 - Incorporated by reference to Form 8-K, dated May 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MARSH SUPERMARKETS, INC.


August 7, 2001             By:             /s/ Douglas W. Dougherty
                              --------------------------------------------------
                              Douglas W. Dougherty
                              Senior Vice President, Chief Financial Officer
                              and Treasurer


August 7, 2001             By:             /s/ Mark A. Varner
                              --------------------------------------------------
                              Mark A. Varner
                              Chief Accounting Officer
                              Vice President - Corporate Controller