Form 10-Q
period 2001-10-13
MARSH SUPERMARKETS INC
filed 2001-11-27
CIK 62737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 13, 2001

Commission File Number 0-1532

MARSH SUPERMARKETS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-0918179 (IRS Employer Identification No.)

9800 CROSSPOINT BOULEVARD

INDIANAPOLIS, INDIANA (Address of principal executive offices)	46256-3350 (Zip Code)

(317) 594-2100
(Registrant’s telephone number, including area code)

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for at least the past 90 days.

     Number of shares outstanding of each class of the registrant’s common stock as of October 29, 2001:

Class A Common Stock -	3,873,508	shares

Class B Common Stock -	4,138,242	shares

	8,011,750	shares

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	16 Weeks Ended		28 Weeks Ended

	October 13,	October 14,	October 13,	October 14,
	2001	2000	2001	2000

Sales and other revenues	$508,230	$478,027	$883,481	$820,180

Cost of merchandise sold, including warehousing and transportation	358,099	335,259	620,766	573,503

Gross profit	150,131	142,768	262,715	246,677

Selling, general and administrative	133,488	125,047	230,743	213,391

Depreciation	6,941	8,281	11,697	14,202

Operating income	9,702	9,440	20,275	19,084

Interest	6,712	7,360	11,785	12,752

Income from continuing operations before income taxes	2,990	2,080	8,490	6,332

Income taxes	941	683	2,793	2,074

Income from continuing operations	2,049	1,397	5,697	4,258

Discontinued operation:

Income (loss) from operations, net of tax	(1,122)	742	(859)	1,358

Gain on disposal, net of tax	3,275	—	3,275	—

Net income	$4,202	$2,139	$8,113	$5,616

Basic earnings per common share:

Continuing operations	$.26	$.17	$.72	$.52

Discontinued operation	(.14)	.09	(.11)	.16

Gain on disposal of discontinued operation	.41	—	.41	—

Net income	$.53	$.26	$1.02	$.68

Diluted earnings per common share:

Continuing operations	$.25	$.16	$.65	$.49

Discontinued operation	(.12)	.09	(.09)	.14

Gain on disposal of discontinued operation	.35	—	.35	—

Net income	$.48	$.25	$.91	$.63

Dividends per share	$.11	$.11	$.22	$.22

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 13,	March 31,	October 14,
	2001	2001	2000

	(Unaudited)	(Note A)	(Unaudited)
Assets
Current assets:

Cash and equivalents	$30,807	$31,257	$39,219

Accounts receivable	47,991	46,260	43,425

Inventories, less LIFO reserve: October 13, 2001 - $2,636; March 31, 2001 - $8,536; October 14, 2000 - $8,518	140,172	126,069	131,681

Prepaid expenses	6,147	6,683	5,378

Recoverable income taxes	—	999	246

Total current assets	225,117	211,268	219,949

Property and equipment, less allowances for depreciation	313,760	307,781	301,024

Other assets	54,587	58,765	51,540

	$593,464	$577,814	$572,513

Liabilities and Shareholders’ Equity
Current liabilities:

Accounts payable	$90,791	$80,598	$84,719

Accrued liabilities	59,180	60,014	56,901

Current maturities of long-term liabilities	2,512	2,388	2,758

Total current liabilities	152,483	143,000	144,378

Long-term liabilities:

Long-term debt	246,814	246,940	250,085

Capital lease obligations	15,234	15,545	14,005

Total long-term liabilities	262,048	262,485	264,090

Deferred items:

Income taxes	13,866	12,865	12,862

Other	21,953	21,188	16,473

Total deferred items	35,819	34,053	29,335

Shareholders’ Equity:

Common stock, Classes A and B	26,153	26,066	25,588

Retained earnings	131,997	125,645	121,131

Cost of common stock in treasury	(13,557)	(11,656)	(9,867)

Deferred cost — restricted stock	(421)	(730)	(1,119)

Notes receivable — stock options	(1,058)	(1,049)	(1,023)

Total shareholders’ equity	143,114	138,276	134,710

	$593,464	$577,814	$572,513

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	28 Weeks Ended

	October 13,	October 14,
	2001	2000

Operating activities

Net income	$8,113	$5,616

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	12,070	14,604

Amortization of other assets	852	3,008

Gain on disposal of discontinued operation	(5,039)	—

Changes in operating assets and liabilities	(365)	4,599

Other operating activities	(189)	361

Net cash provided by operating activities	15,442	28,188

Investing activities

Net acquisition of property, equipment and land	(36,552)	(25,263)

Proceeds from sale of discontinued operation	14,062	—

Other investing activities	(652)	(3,459)

Net cash used for investing activities	(23,142)	(28,722)

Financing activities

Proceeds (repayments) of short-term borrowings	—	(10,000)

Proceeds of long-term borrowings	25,000	42,010

Repayments of long-term debt and capital leases	(25,313)	(36,249)

Proceeds from sale/leasebacks	11,154	16,282

Purchases of shares for treasury	(1,966)	(2,719)

Stock options exercised	78	800

Cash dividends paid	(1,777)	(1,849)

Other financing activities	74	43

Net cash provided by financing activities	7,250	8,318

Net increase (decrease) in cash and equivalents	(450)	7,784

Cash and equivalents at beginning of period	31,257	31,435

Cash and equivalents at end of period	$30,807	$39,219

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts or as otherwise noted)

October 13, 2001

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. This report should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended March 31, 2001. The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date.

The Company’s fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to “2002” and “2001” relate to the fiscal years ending March 30, 2002 and March 31, 2001, respectively.

The condensed consolidated financial statements for the sixteen and twenty-eight week periods ended October 13, 2001 and October 14, 2000, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented. Certain amounts in the 2001 financial statements were reclassified to conform with the 2002 presentation.

Operating results for the twenty-eight week period ended October 13, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 30, 2002.

Note B – Change in Estimated Useful Lives of Property and Equipment

As a result of the Company’s periodic examination and review of its accounting policies and practices, the Company determined that a revision of the estimated useful lives used to depreciate buildings and land improvements, and leasehold improvements was appropriate in light of the Company’s historical experience and its assessment of prevailing industry practice. The change was effected in the third quarter of 2001. The effect of the change for the second quarter of 2002 was a decrease in depreciation expense of $1.4 million and an increase in net income of $1.0 million, or $.10 per diluted share. The effect of the change for the twenty-eight weeks ended October 13, 2001, was a decrease in depreciation expense of $2.4 million and an increase in net income of $1.5 million, or $.16 per diluted share.

Note C – Discontinued Operation

On October 5, 2001, the Company completed the sale of certain assets of its wholesale division. The sale included inventory, property, buildings and equipment, and certain other assets plus the assumption by the buyer of certain liabilities. Proceeds of $14.1 million from the sale were used primarily to reduce amounts outstanding under the Company’s revolving credit facilities. A gain of $5.0 million ($3.3 million after tax) was recognized in the quarter ended October 13, 2001. The condensed consolidated balance sheet at October 13, 2001, includes $12.8 million of accounts receivable and $2.0 million of accounts payable and accrued expenses remaining from the discontinued operation.

Operating results of the discontinued operation were as follows:

	16 Weeks Ended		28 Weeks Ended

	October 13,	October 14,	October 13,	October 14,
	2001	2000	2001	2000

Sales and other revenues	$78,568	$122,430	$140,991	$216,886

Income before tax	(1,726)	1,143	(1,322)	2,090

Income tax	(604)	401	(463)	732

Net income	$(1,122)	$742	$(859)	$1,358

Note D – Income Per Share

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per common share:

	16 Weeks Ended			28 Weeks Ended

	October 13,	October 14,		October 13,	October 14,
	2001	2000		2001	2000

Income from continuing operations	$2,049	$1,397		$5,697	$4,258

Discontinued operation:

Income (loss) from operations	(1,122)	742		(859)	1,358

Gain on disposal	3,275	—		3,275	—

Numerator for basic earnings per share	4,202	2,139		8,113	5,616

Effect of convertible debentures	293	—	(a)	506	503

Numerator for diluted earnings per share - income after assumed conversions	$4,495	$2,139		$8,619	$6,119

Weighted average shares outstanding	8,023	8,338		8,033	8,362

Non-vested restricted shares	(70)	(115)		(73)	(119)

Denominator for basic earnings per share	7,953	8,223		7,960	8,243

Effect of dilutive securities:

Non-vested restricted shares	70	115		73	119

Stock options	147	94		137	85

Convertible debentures	1,284	—	(a)	1,284	1,284

Denominator for diluted earnings per share - adjusted weighted average shares	9,454	8,432		9,454	9,731

(a)	convertible debentures are excluded, as the effect would have been anti-dilutive.

Note E – Long-Term Debt and Guarantor Subsidiaries

Other than three inconsequential subsidiaries, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under the $150.0 million of 8 7/8% Senior Subordinated Notes. The Guarantors are 100% wholly-owned subsidiaries of the Company. The Company has not presented separate financial statements and other disclosures concerning each Guarantor because management has determined that such information is not material to investors.

Summarized combined financial information for the Guarantors is set forth below:

	October 13,	March 31,	October 14,
	2001	2001	2000

Current assets	$217,671	$211,268	$219,451

Current liabilities	134,396	134,222	134,697

Noncurrent assets	331,793	327,210	310,843

Noncurrent liabilities	121,213	120,209	115,416

	16 Weeks Ended		28 Weeks Ended

	October 13,	October 14,	October 13,	October 14,
	2001	2000	2001	2000

Total revenues	$580,517	$534,726	$1,018,178	$928,988

Gross profit	150,336	129,007	265,197	227,252

Net income	8,318	6,945	14,984	13,476

Note F – Acquisition

On August 27, 2001, the Company acquired the assets of O’Malia Food Markets which operates eight supermarkets in the Indianapolis market. The results of operations, assets and liabilities, and cash flows of O’Malia Food Markets are included in the condensed consolidated statements as of and for the period ended October 13, 2001.

Note G — Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142), effective April 1, 2001. FAS 142 discontinues the amortization of goodwill and prescribes future periodic testing of goodwill for impairment. During the quarter ended October 13, 2001,the transitional impairment test required by FAS 142 was completed but did not result in any impairment of goodwill.

Adjusted net income and net income per share were as follows:

	16 Weeks Ended		28 Weeks Ended

	October 13,	October 14,	October 13,	October 14,
	2001	2000	2001	2000

Reported net income	$4,202	$2,139	$8,113	$5,616

Goodwill amortization, net of tax	—	177	—	403

Adjusted net income	$4,202	$2,316	$8,113	$6,019

Basic earnings per share:

Reported net income	$.53	$.26	$1.02	$.68

Goodwill amortization, net of tax	—	.02	—	.05

Adjusted net income	$.53	$.28	$1.02	$.73

Diluted earnings per share:

Reported net income	$.48	$.25	$.91	$.63

Goodwill amortization, net of tax	—	.02	—	.04

Adjusted net income	$.48	$.27	$.91	$.67

Note H – Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). The Statement will be effective for the Company at the beginning of fiscal year 2003. FAS 144 may require a change in the Company’s financial reporting; however, the extent of the change, if any, has not been determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report includes certain forward-looking statements (statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties. The forward-looking statements and the Company’s future results, liquidity and capital resources are subject to the following risks and uncertainties: softness in the general retail food industry, the entry of new competitive stores and e-retailers in the Company’s market, the ability to predict the impact of the revision of the estimated useful lives of building and land improvements, the impact of any acquisitions or dispositions, the stability of distribution incentives from suppliers, the level of discounting by competitors, the timely and on budget completion of store construction, expansion, conversion and remodeling, the ability to complete authorized share repurchases, the successful integration of acquisitions, uncertainties relating to tobacco and environmental regulations, and the level of margins achievable in the Company’s operating divisions and their ability to minimize operating expenses. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

General

At October 13, 2001, Marsh Supermarkets, Inc. (the “Company” or “Marsh”) operated 102 supermarkets and 192 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh also owns and operates a food services division, which provides upscale catering, vending, concession and business cafeteria management services, and a floral division, which operates four upscale retail floral shops under the name of McNamara and one business florist under the name Enflora. The Company may from time to time explore various strategic alternatives regarding one or more of its business divisions.

Results of Operations

Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

	Second Quarter			Year - to - Date

	Percent of Revenues			Percent of Revenues
			Percent			Percent
	2002	2001	Change	2002	2001	Change

Sales and other revenues	100.0%	100.0%	6.3%	100.0%	100.0%	7.7%

Gross profit	29.5%	29.9%	5.2%	29.7%	30.1%	6.5%

Selling, general and administrative	26.3%	26.2%	6.8%	26.1%	26.0%	8.1%

Depreciation	1.4%	1.7%	(16.2)%	1.3%	1.7%	(17.6)%

Operating income	1.9%	2.0%	2.8%	2.3%	2.3%	6.2%

Interest	1.3%	1.5%	(8.8)%	1.3%	1.6%	(7.6)%

Income taxes	0.2%	0.1%	37.8%	0.3%	0.3%	34.7%

Income from continuing operations	0.4%	0.3%	46.7%	0.6%	0.5%	33.8%

Sales and Other Revenues

In the second quarter of 2002, consolidated sales and other revenues increased $30.2 million, or 6.3%, from the second quarter of 2001 to $508.2 million. Supermarket revenues increased $28.7 million, Village Pantry revenues increased $0.2 million and Crystal Food Service revenues increased $0.4 million. Retail sales (excluding fuel sales) increased 10.2%. Sales in comparable supermarkets and convenience stores, including replacement stores and format conversions, but excluding fuel, increased 4.9% from the second quarter of 2001. Approximately 80% of the increase in supermarket revenues was from comparable store sales gains with the remainder from stores opened since the beginning of the year earlier quarter. Village Pantry inside store revenues decreased 8.3% due primarily to a change in cigarette marketing. Village Pantry fuel gallons sold increased 9.6% due to stores opened since the beginning of the year earlier quarter.

For the twenty-eight weeks ended October 13, 2001, consolidated sales and other revenues increased $63.3 million, or 7.7%, from the same twenty-eight week period of 2001 to $883.5 million. Supermarket revenues increased $55.3 million, Village Pantry revenues increased $5.1 million and Crystal Food Service revenues increased $1.4 million. Retail sales (excluding fuel sales) increased 9.5%. Sales in comparable stores, including replacement stores and format conversions, but excluding fuel, increased 4.0% from the prior year. Approximately sixty percent of the increase in supermarket revenues was from comparable store sales gains with the remainder from stores opened since the beginning of the prior year. Village Pantry inside store revenues decreased 6.3% due primarily to the change in cigarette marketing. Village Pantry fuel gallons sold increased 10.3% due to stores opened since the beginning of the year earlier.

Gross Profit

Gross profit is calculated net of warehousing, transportation, and promotional expenses. In the second quarter of 2002, consolidated gross profit increased $7.4 million, or 5.2%, from the second quarter of 2001 to $150.1 million. As a percentage of revenues, consolidated gross profit was 29.5% in the current quarter compared to 29.9% for 2001, with the decline attributable to heavy competition from a national grocery chain and newly opened superstores. Gross profit, as a percentage of revenues, declined in supermarkets and Crystal Food Service, but improved slightly in Village Pantry. Village Pantry fuel margin per gallon improved from the year earlier quarter.

For the twenty-eight weeks ended October 13, 2001, consolidated gross profit increased $16.0 million, or 6.5%, from the year earlier period to $262.7 million. As a percentage of revenues, consolidated gross profit was 29.7% in the current year compared to 30.1% for 2001. Gross profit, as a percentage of revenues, decreased in supermarkets, Village Pantry and in Crystal Food Services.

Selling, General and Administrative Expenses

In the second quarter of 2002, consolidated selling, general and administrative (SG&A) expenses increased $8.4 million, or 6.8%, from the second quarter of 2001 to $133.5 million. As a percentage of revenues, SG&A expenses increased to 26.3% from 26.2% in the comparable year earlier quarter. As a percentage of revenues, SG&A declined in supermarkets and Crystal Food Service, but increased in Village Pantry. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, increased 0.7% as wage rate increases and increased labor hours were partially mitigated by improved labor scheduling.

For the twenty-eight weeks in 2002, SG&A increased $17.4 million, or 8.1%, from the comparable twenty-eight weeks of 2001. As a percentage of revenues, consolidated SG&A expenses increased to 26.1% from 26.0% in 2001. As a percentage of revenues, SG&A expenses declined in supermarkets and Crystal Food Service, but increased in Village Pantry. In identical stores, wage expense decreased 0.2% from the comparable twenty-eight weeks of the prior year.

Depreciation Expense

Depreciation expense for the second quarter of 2002 was $6.9 million, compared to $8.3 million for the same quarter of 2001. As a result of the Company’s periodic examination and review of its accounting policies and practices, the Company determined that a revision of the estimated useful lives used to depreciate building and land improvements, and leasehold improvements was appropriate in light of the Company’s historical experience and its assessment of prevailing industry practice. The change was effected in the third quarter of 2001. The effect of the change for the second quarter of 2002 was a decrease in depreciation expense of $1.4 million from the same quarter of the prior year and an increase in net income of $1.0 million, or $.10 per diluted share over the prior year’s comparable quarter. As a percentage of revenues, depreciation expense was 1.4% for the second quarter of 2002 compared to 1.7% for the prior year’s quarter.

For the twenty-eight weeks in 2002, depreciation expense was $11.7 million, compared to $14.2 million for the comparable period of the prior year. The effect of the prior year’s change in useful lives for the first half of the current year was a decrease in depreciation expense of $2.4 million from the comparable period of the prior year and an increase in net income of $1.5 million, or $.16 per diluted share compared to the same period of 2001. As a percentage of revenues, depreciation expense was 1.3% for the twenty-eight weeks in 2002, compared to 1.7% for the comparable weeks of the prior year.

Operating Income

Operating income (income from continuing operations before interest and taxes) increased $0.3 million to $9.7 million for the second quarter of 2002 from $9.4 million for the year earlier quarter. Gains on sales of real estate, reported as revenues, were $1.4 million in the quarter compared to $0.6 million in the year earlier quarter. The prior year quarter included a $0.4 million reduction to SG&A expenses for reimbursement of expenses related to a construction project. Operating income, as a percentage of revenues, was 1.9% in 2002, compared to 2.0% for the comparable period in 2001.

Operating income was $20.3 million for the twenty-eight weeks in 2002, compared to $19.1 million for the year earlier period. Gains on real estate sales were $1.9 million in 2002 compared to $0.6 million in 2001 and the effect of the change in useful lives was a decrease in depreciation expense of $2.4 million in the current year. The increase in SG&A expenses outpaced the growth in gross profit due to competitive pressures, as stated above. Operating income, as a percentage of revenues, was 2.3% for both the twenty-eight weeks in 2002 and 2001.

Interest Expense

Interest expense for the second quarter of 2002 was $6.7 million, compared to $7.4 million for the second quarter of 2001. For the twenty-eight weeks in 2002, interest expense was $11.8 million, compared to $12.8 million in 2001. As a percentage of revenues, interest expense was 1.3% for the current quarter and year to date, compared to 1.5% for the year earlier quarter and 1.6% for the year earlier year to date.

Income Taxes

For the second quarter of 2002, the effective income tax rate was 31.5%, compared to 32.8% for the comparable quarter in 2001. For the twenty-eight weeks of 2002, the effective income tax rate was 32.9%, compared to 32.8% for the comparable weeks of the prior year. It is expected the effective rate will be 32.9% for the current year.

Income from Continuing Operations

Income from continuing operations for the second quarter of 2002 was $2.0 million, compared to $1.4 million for the second quarter of 2001. Income from continuing operations, as a percentage of revenues, was 0.4% for the second quarter of 2002 compared to 0.3% in 2001.

For the twenty-eight weeks of 2002, income from continuing operations was $5.7 million, compared to $4.3 million in 2001. Income from continuing operations, as a percentage of revenues, was 0.6% for the twenty-eight weeks of 2002 compared to 0.5% for the year earlier period.

Discontinued Operation

During the quarter ended October 13, 2001, the Company sold certain assets of its wholesale division. The discontinued operation reported an after tax loss of $1.1 million in the current quarter compared to net income of $0.7 million for the year earlier quarter. For the twenty-eight weeks of 2002, the discontinued operation reported a loss of $0.9 million compared to net income of $1.4 million for the prior year period. The sale resulted in a net gain of $3.3 million in the current quarter.

Capital Expenditures

The Company’s capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financing, including capital and operating leases.

During the first twenty-eight weeks of 2002, the following stores were opened or were under construction:

		Square
Store Type	Category	Feet	Location	Status

Supermarket	Replacement	54,000	Kokomo, IN	Open

Supermarket	Remodel	48,000	Indianapolis, IN	Open

Supermarket	Remodel	58,000	Fishers, IN	Open

Supermarket	Acquired	30,000	Elwood, IN	Open

Supermarket	New	55,000	Greenwood, IN	Under construction

Supermarket	New	55,000	Fishers, IN	Under construction

LoBill	Replacement	38,000	Muncie, IN	Open

Convenience	Replacement	2,100	Kokomo, IN	Open

Convenience	New	3,800	Fishers, IN	Open

Convenience	Acquired	2,000	Lafayette, IN	Open

Convenience	New	2,600	Gas City, IN	Open

Convenience	Acquired	2,000	Plymouth, IN	Open

Convenience	Acquired	2,000	Grainger, IN	Open

Convenience	New	2,600	Bloomington, IN	Open

Catering hall	Conversion	37,000	Carmel, IN	Open

During the first half of 2002, five supermarkets were converted to the LoBill format. Subsequent to the end of the current quarter, both the Fishers and Greenwood supermarkets were opened. In 2002, the Company also plans to open one new LoBill and seven new convenience stores. The cost of these projects and other capital commitments is estimated to be $90.0 million. Of this amount, the Company plans to fund $35.0 million through sale/leasebacks, $20.0 million through equipment leasing and believes it can finance the balance with current cash balances and internally generated funds. As of October 13, 2001, the Company had expended $36.6 million for capital expenditures.

The Company’s plans with respect to store construction, expansion, conversion and remodeling are subject to known and unknown risks and uncertainties and may be revised in light of changing conditions, such as competitive influences, its ability to successfully negotiate site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible that projects described above may not commence, others may be added, a portion of planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year and the Company may use other or different financing arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities in the first half of 2002 was $15.4 million, compared to $28.2 million in the first half of 2001. The decrease in net cash provided by operating activities was due primarily to an $18.1 million increase in retail segment inventory in the current year compared to an increase of $6.3 million in the year earlier period. Working capital increased $4.4 million from March 31, 2001. Changes in working capital included a $14.1 million increase in inventory to support seasonal sales levels and a $10.2 million increase in trade accounts payable.

During 2001, $50.0 million in bank revolving credit facilities matured and were replaced with a three year $90.0 million unsecured revolving credit facility, at rates based on LIBOR or floating prime rate, of which $36.0 million was utilized at October 13, 2001. The credit facility contains various financial covenants including a funded debt to EBITDA ratio and a fixed charge coverage ratio. The Company also has a bank commitment that provides an additional $5.0 million in short-term borrowing, at rates based upon the then prevailing federal funds rate, none of which was utilized at October 13, 2001.

During the first half of 2002, the Company repurchased 65,000 shares of its Class A Common Stock and 90,000 shares of its Class B Common Stock pursuant to its Stock Repurchase Plan. As of October 13, 2001, the Company had spent $13.9 million of $18.0 million authorized by the Board of Directors for repurchases under the Stock Repurchase Plan.

The Company believes amounts available under its revolving credit facility and the bank commitment, cash flows from operating activities and lease financing will be adequate to meet the Company’s working capital needs, debt service obligations and capital expenditures for the foreseeable future.

Part II Other Information

Item 1. Legal Proceedings

     Not Applicable.

Item 2. Changes in Securities

     Not Applicable.

Item 3. Defaults upon Senior Securities or Rights of Holders Thereof

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on August 7, 2001 (the “Annual Meeting”). At the Annual Meeting, shareholders voted on the following proposals: To elect three directors for terms of three years each and until their successors are duly elected and qualified and to amend the 1998 Stock Incentive Plan. The table below sets forth the number of votes cast for, against or withheld with respect to each of such proposals:

		For	Against	Withheld/Abstain

1.	Election of Directors

	Nominees:

	Garnet R. Marsh	3,176,325	N.A.	195,591

	Catherine A. Langham	3,176,493	N.A.	195,423

	K. Clay Smith	3,174,601	N.A.	227,316

2.	Amendment of 1998 Stock Incentive Plan	2,984,974	283,537	41,836

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

MARSH SUPERMARKETS, INC.

November 26, 2001	By:	/s/ Douglas W. Dougherty Douglas W. Dougherty Senior Vice President, Chief Financial Officer and Treasurer

November 26, 2001	By:	/s/ Mark A. Varner Mark A. Varner Chief Accounting Officer, Vice President - Corporate Controller