Form 10-Q
period 2002-01-05
MARSH SUPERMARKETS INC
filed 2002-02-19
CIK 62737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 5, 2002

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

         Number of shares outstanding of each class of the registrant's common stock as of January 18, 2002:

                    Class A Common Stock  -  3,873,508  shares
                    Class B Common Stock  -  4,133,448  shares
                                             ---------
                                             8,006,956  shares

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MARSH SUPERMARKETS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    12 Weeks Ended                  40 Weeks Ended
                                                -----------------------      --------------------------
                                                January 5,    January 6,     January 5,      January 6,
                                                  2002           2001           2002            2001
                                                  ----           ----           ----            ----
Sales and other revenues                        $ 385,835      $372,123     $ 1,269,316      $1,192,491
Cost of merchandise sold, including
  warehousing and transportation                  267,749       261,633         888,515         835,136
                                                ---------      --------     -----------      ----------
Gross profit                                      118,086       110,490         380,801         357,355
Selling, general and administrative               101,587        94,177         332,330         307,566
Depreciation                                        5,779         5,069          17,476          19,271
                                                ---------      --------     -----------      ----------
Operating income                                   10,720        11,244          30,995          30,518
Interest                                            5,138         5,137          16,923          17,890
Other non-operating expense                            --           811              --           1,000
                                                ---------      --------     -----------      ----------
Income from continuing operations
  before income taxes                               5,582         5,296          14,072          11,628
Income taxes                                        1,837         1,758           4,630           3,832
                                                ---------      --------     -----------      ----------
Income from continuing operations                   3,745         3,538           9,442           7,796
Discontinued operation:
  Income (loss) from operations, net of tax          (390)          297          (1,249)          1,655
  Gain on disposal, net of tax                         --            --           3,275              --
                                                ---------      --------     -----------      ----------
Net income                                      $   3,355      $  3,835     $    11,468      $    9,451
                                                =========      ========     ===========      ==========

Basic earnings per common share:
Continuing operations                           $     .47      $    .43     $      1.19      $      .95
Discontinued operation                               (.05)          .04            (.16)            .20
Gain on disposal of discontinued operation             --            --             .41              --
                                                ---------      --------     -----------      ----------
Net income                                      $     .42      $    .47     $      1.44      $     1.15
                                                =========      ========     ===========      ==========

Diluted earnings per common share:
Continuing operations                           $     .42      $    .39     $      1.07      $      .88
Discontinued operation                               (.04)          .03            (.13)            .17
Gain on disposal of discontinued operation             --            --             .35              --
                                                ---------      --------     -----------      ----------
Net income                                      $     .38      $    .42     $      1.29      $     1.05
                                                =========      ========     ===========      ==========

Dividends per share                             $     .11      $    .11     $       .33      $      .33
                                                =========      ========     ===========      ==========

See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                January 5,      March 31,     January 6,
                                                                   2002           2001          2001
                                                                   ----           ----          ----
                                                               (Unaudited)      (Note A)     (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                                          $  33,536      $  31,257      $  34,927
  Accounts receivable                                              36,128         46,260         43,012
  Inventories, less LIFO reserve: January 5, 2002 - $2,636;
      March 31, 2001 - $8,536; January 6, 2001 - $8,593           139,108        126,069        133,288
  Prepaid expenses                                                  5,928          6,683          5,809
  Recoverable income taxes                                             --            999             --
                                                                ---------      ---------      ---------
       Total current assets                                       214,700        211,268        217,036
Property and equipment, less allowances for depreciation          317,058        307,781        307,156
Other assets                                                       54,093         58,765         53,362
                                                                ---------      ---------      ---------
                                                                $ 585,851      $ 577,814      $ 577,554
                                                                =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                         $   2,900      $      --      $     600
  Accounts payable                                                 72,255         80,598         89,502
  Accrued liabilities                                              61,962         60,014         60,330
  Current maturities of long-term liabilities                       2,558          2,388          2,786
                                                                ---------      ---------      ---------
        Total current liabilities                                 139,675        143,000        153,218

Long-term liabilities:
  Long-term debt                                                  245,474        246,940        244,565
  Capital lease obligations                                        15,160         15,545         13,885
                                                                ---------      ---------      ---------
        Total long-term liabilities                               260,634        262,485        258,450

Deferred items:
   Income taxes                                                    16,641         12,865         12,883
   Other                                                           23,252         21,188         16,269
                                                                ---------      ---------      ---------
        Total deferred items                                       39,893         34,053         29,152

Shareholders' Equity:
  Common stock, Classes A and B                                    26,158         26,066         25,593
  Retained earnings                                               134,473        125,645        124,065
  Cost of common stock in treasury                                (13,613)       (11,656)       (10,964)
  Notes receivable - stock options                                 (1,024)        (1,049)        (1,036)
  Deferred cost - restricted stock                                   (345)          (730)          (924)
                                                                ---------      ---------      ---------
      Total shareholders' equity                                  145,649        138,276        136,734
                                                                ---------      ---------      ---------
                                                                $ 585,851      $ 577,814      $ 577,554
                                                                =========      =========      =========

See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           40 Weeks Ended
                                                      ------------------------
                                                      January 5,    January 6,
                                                        2002          2001
                                                        ----          ----
OPERATING ACTIVITIES
Net income                                            $ 11,468      $  9,451
Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      17,849        19,801
      Amortization of other assets                       2,057         4,092
      Gain on disposal of discontinued operation        (5,039)           --
      Changes in operating assets and liabilities          982        12,021
      Other operating activities                           420           618
                                                      --------      --------
Net cash provided by operating activities               27,737        45,983

INVESTING ACTIVITIES
Net acquisition of property, equipment and land        (48,443)      (37,796)
Proceeds from sale of discontinued operation            14,062            --
Other investing activities                              (1,345)       (5,443)
                                                      --------      --------
Net cash used for investing activities                 (35,726)      (43,239)

FINANCING ACTIVITIES
Proceeds (payments) of short-term borrowing              2,900        (9,400)
Proceeds from long-term borrowing                       38,000        62,011
Payments of long-term debt and capital leases          (39,681)      (61,862)
Proceeds from sale/leasebacks                           13,572        16,282
Purchase of shares for treasury                         (2,560)       (3,818)
Stock options exercised                                    611           235
Cash dividends paid                                     (2,658)       (2,750)
Other financing activities                                  84            50
                                                      --------      --------
Net cash provided by financing activities               10,268           748
                                                      --------      --------

Net increase in cash and equivalents                     2,279         3,492

Cash and equivalents at beginning of period             31,257        31,435
                                                      --------      --------
Cash and equivalents at end of period                 $ 33,536      $ 34,927
                                                      ========      ========

See notes to condensed consolidated financial statements.

                            MARSH SUPERMARKETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands except per share amounts or as otherwise noted)

JANUARY 5, 2002

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

The condensed consolidated financial statements for the twelve and forty week periods ended January 5, 2002 and January 6, 2001, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented. Certain amounts in the 2001 financial statements were reclassified to conform with the 2002 presentation.

Operating results for the forty week period ended January 5, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 30, 2002.

NOTE B - CHANGE IN ESTIMATED USEFUL LIVES OF PROPERTY AND EQUIPMENT

As a result of the Company's periodic examination and review of its accounting policies and practices, the Company determined that a revision of the estimated useful lives used to depreciate buildings and land improvements, and leasehold improvements was appropriate in light of the Company's historical experience and its assessment of prevailing industry practice. The change was effected in the third quarter of 2001. The effect of the change for the forty weeks ended January 5, 2002, was a decrease in depreciation expense of $3.5 million and an increase in net income of $2.4 million, or $.25 per diluted share. The effect of the change for the forty weeks ended January 6, 2001, was a decrease in depreciation expense of $1.2 million and an increase in net income of $0.8 million, or $.09 per diluted share.

NOTE C - DISCONTINUED OPERATION

On October 5, 2001, the Company completed the sale of certain assets of its wholesale division. The sale included inventory, property, buildings and equipment, and certain other assets plus the assumption by the buyer of certain liabilities. Proceeds of $14.1 million from the sale were used primarily to reduce amounts outstanding under the Company's revolving credit facilities. A gain of $5.0 million ($3.3 million after tax) was recognized in the quarter ended October 13, 2001. The remaining assets and liabilities from the discontinued operation included in the condensed consolidated balance sheet at January 5, 2002 are not material.

Operating results of the discontinued operation were as follows:

                                 12 Weeks Ended             40 Weeks Ended
                            -----------------------   ------------------------
                            January 5,   January 6,   January 5,    January 6,
                               2002         2001         2002          2001
                               ----         ----         ----          ----
Sales and other revenues      $  --       $57,694     $ 140,990      $274,580
                              =====       =======     =========      ========

Income before tax              (600)          456        (1,922)        2,546
Income tax                     (210)          159          (673)          891
                              -----       -------     ---------      --------
Net income                    $(390)      $   297     $  (1,249)     $  1,655
                              =====       =======     =========      ========

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per common share:

                                                    12 Weeks Ended             40 Weeks Ended
                                                -----------------------   ------------------------
                                                January 5,   January 6,   January 5,    January 6,
                                                   2002         2001         2002          2001
                                                   ----         ----         ----          ----
Income from continuing operations                $ 3,745      $ 3,538      $  9,442      $  7,796
Discontinued operation:
  Income from operations                            (390)         297        (1,249)        1,655
  Gain on disposal                                    --           --         3,275            --
                                                 -------      -------      --------      --------
Numerator for basic earnings per share             3,355        3,835        11,468         9,451
Effect of convertible debentures                     215          214           721           717
                                                 -------      -------      --------      --------
Numerator for diluted earnings per share -
  income after assumed conversions               $ 3,570      $ 4,049      $ 12,189      $ 10,168
                                                 =======      =======      ========      ========

Weighted average shares outstanding                8,012        8,210         8,026         8,316
  Non-vested restricted shares                       (38)         (83)          (62)         (108)
                                                 -------      -------      --------      --------
Denominator for basic earnings per share           7,974        8,127         7,964         8,208
Effect of dilutive securities:
  Non-vested restricted shares                        38           83            62           108
  Stock options                                      123          164           133           108
  Convertible debentures                           1,284        1,284         1,284         1,284
                                                 -------      -------      --------      --------
Denominator for diluted earnings per share -
  adjusted weighted average shares                 9,419        9,658         9,443         9,708
                                                 =======      =======      ========      ========

NOTE E - LONG-TERM DEBT AND GUARANTOR SUBSIDIARIES

Other than four inconsequential subsidiaries, all of the Company's subsidiaries (the "Guarantors") have fully and unconditionally guaranteed on a joint and several basis the Company's obligations under its $150.0 million of 8 7/8% Senior Subordinated Notes. The Guarantors are wholly-owned subsidiaries of the Company. The Company has not presented separate financial statements and other disclosures concerning each Guarantor because management has determined that such information is not material to investors. Summarized combined financial information for the Guarantors is set forth below:

                                    January 5,      March 31,     January 6,
                                       2002           2001           2001
                                       ----           ----           ----
Current assets                       $210,093       $211,268       $216,454
Current liabilities                   123,406        134,222        140,388
Noncurrent assets                     332,470        327,210        319,225
Noncurrent liabilities                121,313        120,209        109,902

                             12 Weeks Ended              40 Weeks Ended
                        ------------------------    --------------------------
                        January 5,    January 6,    January 5,      January 6,
                          2002          2001           2002            2001
                          ----          ----           ----            ----
Total revenues          $373,035      $428,994      $1,391,213      $1,466,041
Gross profit             114,366       112,014         379,563         365,404
Net income                 6,228         6,726          21,216          19,753

NOTE F - ACQUISITION

On August 27, 2001, the Company acquired the assets of O'Malia Food Markets, Inc. (O'Malia) which operates eight supermarkets in the Indianapolis market. The results of operations, assets and liabilities, and cash flows of O'Malia are included in the condensed consolidated statements as of and for the period ended January 5, 2002.

NOTE G - GOODWILL

The Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142), effective April 1, 2001. FAS 142 discontinues the amortization of goodwill and prescribes future periodic testing of goodwill for impairment. During the quarter ended October 13, 2001, the transitional impairment test required by FAS 142 was completed but did not result in any impairment of goodwill.

Adjusted net income and net income per share were as follows:

                                             12 Weeks Ended                40 Weeks Ended
                                       -------------------------     --------------------------
                                       January 5,     January 6,     January 5,      January 6,
                                          2002           2001           2002            2001
                                          ----           ----           ----            ----
Reported net income                    $   3,355      $   3,835      $   11,468      $    9,451
Goodwill amortization, net of tax             --            102              --             555
                                       ---------      ---------      ----------      ----------
Adjusted net income                    $   3,355      $   3,937      $   11,468      $   10,006
                                       =========      =========      ==========      ==========

Basic earnings per share:
Reported net income                    $     .42      $     .47      $     1.44      $     1.15
Goodwill amortization, net of tax             --            .01              --             .07
                                       ---------      ---------      ----------      ----------
Adjusted net income                    $     .42      $     .48      $     1.44      $     1.22
                                       =========      =========      ==========      ==========

Diluted earnings per share:
Reported net income                    $     .38      $     .42      $     1.29      $     1.05
Goodwill amortization, net of tax             --            .01              --             .05
                                       ---------      ---------      ----------      ----------
Adjusted net income                    $     .38      $     .43      $     1.29      $     1.10
                                       =========      =========      ==========      ==========

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). The Statement will be effective for the Company at the beginning of fiscal year 2003. FAS 144 may require a change in the Company's financial reporting; however, the extent of the change, if any, has not been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes certain forward-looking statements (statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties. The forward-looking statements and the Company's future results, liquidity and capital resources are subject to the following risks and uncertainties: softness in the general retail food industry, the entry of new competitive stores and e-retailers in the Company's market, the ability to predict the impact of the revision of the estimated useful lives of building and land improvements, the impact of any acquisitions or dispositions, the stability of distribution incentives from suppliers, the level of discounting by competitors, the timely and on budget completion of store construction, expansion, conversion and remodeling, the ability to complete authorized share repurchases, the successful integration of acquisitions, uncertainties relating to tobacco and environmental regulations, and the level of margins achievable in the Company's operating divisions and their ability to minimize operating expenses. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

GENERAL

At January 5, 2002, Marsh Supermarkets, Inc. (the "Company" or "Marsh") operated through wholly-owned subsidiaries 111 supermarkets and 193 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh also owns and operates a food services division, which provides upscale catering, vending, concession and business cafeteria management services, and a floral division, which operates four upscale retail floral shops under the name of McNamara and one business florist under the name Enflora.

RESULTS OF OPERATIONS

Results of operations for interim periods do not necessarily reflect the results of operations that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

                                                            Third Quarter                      Year - to - Date
                                                 -------------------------------      ---------------------------------
                                                 Percent of Revenues                  Percent of Revenues
                                                 -------------------      Percent     -------------------       Percent
                                                  2002         2001       Change       2002          2001       Change
                                                  ----         ----       ------       ----          ----       ------
Sales and other revenues                         100.0%       100.0%       3.7%       100.0%        100.0%        6.4%
Gross profit                                      30.6%        29.7%       6.9%        30.0%         30.0%        6.6%
Selling, general and administrative               26.3%        25.3%       7.9%        26.2%         25.8%        8.1%
Depreciation                                       1.5%         1.4%      14.0%         1.4%          1.6%       (9.3%)
Operating income                                   2.8%         3.0%      (4.7%)        2.4%          2.6%        1.6%
Interest                                           1.3%         1.4%       0.0%         1.3%          1.5%       (5.4%)
Other non-operating expense                        0.0%         0.2%       n/m          0.0%          0.1%        n/m
Income taxes                                       0.5%         0.5%       4.5%         0.4%          0.3%       20.8%
Income from continuing operations                  1.0%         1.0%       5.9%         0.7%          0.7%       21.1%

     n/m = not meaningful

SALES AND OTHER REVENUES

In the third quarter of 2002, consolidated sales and other revenues increased $13.7 million, or 3.7%, from the third quarter of 2001 to $385.8 million. Supermarket revenues increased $19.5 million and Crystal Food Service revenues increased $0.6 million, while Village Pantry revenues decreased $7.0 million. Retail sales, excluding fuel sales, increased 2.5%. Sales in comparable supermarkets and convenience stores, including replacement stores and format conversions, but excluding fuel sales, increased 0.4% from the third quarter of 2001. The rate of comparable store sales increase was significantly lower than recent quarters due to continued heavy competition from a national grocery chain and newly opened superstores. The increase in supermarket revenues was comprised of approximately $12.8 million from the O'Malia acquisition, $1.6 million from comparable store sales gains and $5.1 million from stores opened since the beginning of the year earlier quarter. Village Pantry inside store revenues increased 3.5%. Village Pantry fuel revenues decreased $8.3 million primarily due to a 25.9% decline in the average gasoline retail price per gallon, combined with a 7.7% decrease in gallons sold due to heavy promotions in the year earlier quarter.

For the forty weeks ended January 5, 2002, consolidated sales and other revenues increased $76.8 million, or 6.4%, from the same forty-week period of 2001 to $1,269.3 million. Supermarket revenues increased $74.8 million and Crystal Food Service revenues increased $2.0 million, while Village Pantry revenues decreased $1.9 million. Retail sales, excluding fuel sales, increased 7.3%. Sales in comparable stores, including replacement stores and format conversions, but excluding fuel sales, increased 2.9% from the prior year. The increase in supermarket revenues was comprised of $19.1 million from the O'Malia acquisition, $34.4 million from comparable store sales gains and $23.3 million from stores opened since the beginning of the prior year. Village Pantry inside revenues decreased 0.9%. Village Pantry fuel gallons sold increased 4.4% due to stores opened since the beginning of the year.

GROSS PROFIT

Gross profit is calculated net of warehousing, transportation, and promotional expenses. In the third quarter of 2002, consolidated gross profit increased $7.6 million, or 6.9%, from the third quarter of 2001 to $118.1 million. As a percentage of revenues, consolidated gross profit was 30.6% for the third quarter of 2002, compared to 29.7% for the year earlier quarter. Approximately half of the improvement in consolidated gross profit, as a percentage of revenues, resulted from improved sales mix in meat, produce, deli and bakery, and half was attributable to the significant decline in the average per gallon pump price of fuel. Gross profit, as a percentage of revenues, increased in supermarkets and Village Pantry, but declined in Crystal Food Service.

For the forty weeks ended January 5, 2002, consolidated gross profit increased $23.4 million, or 6.6%, from the year earlier period to $380.8 million resulting from the increase in revenues. As a percentage of revenues, consolidated gross profit was 30.0% in both years. Gross profit, as a percentage of revenues, was essentially unchanged in supermarkets, increased in Village Pantry and decreased in Crystal Food Service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the third quarter of 2002, consolidated selling, general and administrative (SG&A) expenses increased $7.4 million, or 7.9%, from the third quarter of 2001 to $101.6 million. As a percentage of consolidated sales and other revenues, SG&A expenses increased to 26.3% from 25.3% for the year earlier quarter. The increase, as a percentage of revenues, was primarily attributable to stores opened since the year earlier quarter and higher medical benefits costs. Wages in stores open both quarters, excluding supermarket conversions to the LoBill format, increased 2.1% due to wage rate increases and increased labor hours intended to drive store sales gains and maintain customer service levels.

For the forty weeks ended January 5, 2002, SG&A expenses increased $24.8 million, or 8.1%, from the comparable forty weeks of 2001. As a percentage of consolidated sales and revenues, SG&A expenses were 26.2% in 2002 compared to 25.8% in 2001, with the increase due primarily to new store occupancy costs and higher medical benefits costs. Wages in identical stores increased 1.5% from the comparable forty weeks of the prior year due to increases in both wage rates and labor hours.

DEPRECIATION EXPENSE

Depreciation expense for the third quarter of 2002 was $5.8 million, compared to $5.1 million for the year earlier quarter. As a percentage of revenues, depreciation expense was 1.5% for the third quarter of 2002, compared to 1.4% for the prior year quarter.

For the forty weeks ended January 5, 2002, depreciation expense was $17.5 million, compared to $19.3 million for the year earlier period. As a percentage of revenues, depreciation expense was 1.4% for the first forty weeks of 2002, compared to 1.6% for the comparable period of 2001. During the third quarter of 2001, the Company determined that it was appropriate to increase the estimated useful lives of building and leasehold improvements, and land improvements to reflect more closely the Company's historical experience and its then current assessment of prevailing industry practice. The effect of this change in estimate was to decrease depreciation expense by $3.5 million and to increase net income by $2.4 million, or $.25 per diluted share, for the forty weeks ended January 5, 2002, and to decrease depreciation expense by $1.2 million and to increase net income by $0.8 million, or $.09 per diluted share, for the forty weeks ended January 6, 2001.

OTHER NON-OPERATING EXPENSE

During the third quarter of 2001, the Company determined the realizable value of a minority interest in an investment, accounted for by the equity method, was impaired and took an $0.8 million charge to write off the investment. As a percentage of revenues, other non-operating expense was 0.2% for the twelve weeks and 0.1% for the forty weeks ended January 6, 2001.

OPERATING INCOME

Operating income (income from continuing operations before interest and taxes) decreased $0.5 million to $10.7 million for the third quarter of 2002 from $11.2 million for the comparable quarter of 2001. Gains from sales of real estate, reported as revenues, were $0.8 million in the quarter compared to $0.4 million in the prior year quarter. Depreciation expense increased $0.7 million for the third quarter of 2002 over the year earlier quarter. Operating income, as a percentage of revenues, was 2.8% in the third quarter of 2002, compared to 3.0% for the comparable quarter in 2001.

For the forty weeks ended January 5, 2002, operating income was $31.0 million, compared to $30.5 million for the year earlier period. Gains from sales of real estate increased $1.8 million in the first 40 weeks of 2002 from the first 40 weeks of 2001. The effect of the change in useful lives of buildings and improvements was a decrease of $2.3 million in depreciation for the current year, but was partially offset by a $0.5 million increase in depreciation from buildings and equipment placed in service after the prior year quarter. The increase in gross profit was outpaced by SG&A expenses by $3.1 million in the first 40 weeks of 2002 due to competitive pressures and the costs of operating newly opened stores. Operating income as a percentage of revenues was 2.4% for the first 40 weeks of 2002 and 2.5% for the first 40 weeks of 2001.

INTEREST EXPENSE

Interest expense for the third quarter was $5.1 million both in 2002 and 2001. For the forty weeks ended January 5, 2002, interest expense was $16.9 million, compared to $17.9 million in the same period in 2001. As a percentage of revenues, interest expense was 1.3% for both the twelve weeks and forty weeks of 2002, compared to 1.4% for the twelve weeks and 1.5% for the forty weeks of 2001.

INCOME TAXES

For the quarter ended January 5, 2002, the effective income tax rate was 32.9% compared to 33.2% for the prior year quarter. For the forty weeks ended January 5, 2002, the effective income tax rate was 32.9%, compared to 33.0% for the comparable weeks of the prior year. It is expected that the effective rate will be 32.9% for 2002.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for the third quarter of 2002 was $3.7 million, compared to $3.5 million for the third quarter of 2001. Income from continuing operations, as a percentage of revenues, was 1.0% for both quarters.

For the forty weeks of 2002, income from continuing operations was $9.4 million, compared to $7.8 million in the forty weeks of 2001. Income from continuing operations, as a percentage of revenues, was 0.7% for both years.

DISCONTINUED OPERATION

During the quarter ended October 13, 2001, the Company sold certain assets of its wholesale division. The discontinued operation reported an after tax loss of $0.4 million in the third quarter of 2002, compared to net income of $0.3 million for the year earlier quarter. For the forty weeks of 2002, the discontinued operation reported a loss of $1.2 million, compared to net income of $1.7 million for the prior year's period. The sale resulted in a net gain of $3.3 million in 2002.

NET INCOME

Net income was $3.4 million for the third quarter of 2002, compared to $3.8 million in the third quarter of 2001. Net income, as a percentage of revenues, was 0.9% for the third quarter of 2002, compared to 1.0% for year earlier quarter.

For the forty weeks ended January 5, 2002, net income was $11.5 million, compared to $9.5 million in the forty weeks of 2001. As a percentage of revenues, net income for the forty weeks ended January 5, 2002, was 0.9%, compared to 0.8% for the prior year's period.

CAPITAL EXPENDITURES

The Company's capital requirements have traditionally been financed through internally generated funds, long-term borrowing and lease financing, including capital and operating leases.

During the first forty weeks of 2002, the following stores were opened:

                                                     Square
     Store Type               Category                Feet      Location              Status
     ----------               --------                ----      --------              ------
    Supermarket               Replacement            54,000     Kokomo, IN            Open
    Supermarket               Remodel                48,000     Indianapolis, IN      Open
    Supermarket               Remodel                58,000     Fishers, IN           Open
    Supermarket               Acquired               30,000     Elwood, IN            Open
    Supermarket               New                    55,000     Greenwood, IN         Open
    Supermarket               New                    55,000     Fishers, IN           Open
    LoBill                    Replacement            38,000     Muncie, IN            Open
    Convenience               Replacement             2,100     Kokomo, IN            Open
    Convenience               New                     3,800     Fishers, IN           Open
    Convenience               Acquired                2,000     Lafayette, IN         Open
    Convenience               New                     2,600     Gas City, IN          Open
    Convenience               Acquired                2,000     Plymouth, IN          Open
    Convenience               Acquired                2,000     Grainger, IN          Open
    Convenience               New                     2,600     Bloomington, IN       Open
    Catering hall             Conversion             37,000     Carmel, IN            Open

The Company also acquired eight supermarkets operating under the O'Malia banner. During 2002, five supermarkets have been converted to the LoBill format and the Company also intends to open one new LoBill and seven new convenience stores. The cost of these projects and other capital commitments is estimated to be $90.0 million. Of this amount, the Company intends to fund $20.0 million through sale/leasebacks, $20.0 million through equipment leasing, and believes it can finance the balance with current cash balances and internally generated funds. As of January 5, 2002, the Company had expended $48.4 million for capital expenditures.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the forty weeks ended January 5, 2002 was $27.7 million, compared to $46.0 million for the year earlier period. The decrease in net cash provided by operating activities was due primarily to year-over-year changes of a $9.1 million increase in inventory, plus a $17.7 million decrease in accounts payable, net of a $13.3 million decrease in accounts receivable. Working capital increased $6.8 million to $75.0 million from March 31, 2001. Changes in working capital included a $10.1 million decrease in accounts receivable, a $13.0 million increase in inventory, a $2.9 million increase in notes payable and an $8.3 million decrease in accounts payable. The decrease in accounts receivable resulted from payments received subsequent to the sale of the discontinued operation. Inventory increased to support higher seasonal sales levels. Notes payable increased due to daily cash demands. Accounts receivable decreased due to sale of the discontinued operation.

During 2001, $50.0 million in bank revolving credit facilities matured and were replaced with a three year $90.0 million unsecured revolving credit facility, at rates based on LIBOR or floating prime rate, of which $35.0 million was utilized at January 5, 2002. The credit facility contained various financial covenants including a funded debt to EBITDA ratio and a fixed charge coverage ratio. At January 5, 2002, the Company also had a bank commitment that provided an additional $5.0 million in short-term borrowing, at rates based upon the then prevailing federal funds rate, of which $2.9 million was utilized at January 5, 2002.

Subsequent to January 5, 2002, the three year $90.0 million unsecured revolving credit facility was amended to increase the capacity to $100.0 million and to extend the maturity date two years to 2006. The amended agreement continues to be based on LIBOR or floating prime rate and contains essentially the same financial covenants as the original credit facility. Also, subsequent to January 5, 2002, the bank commitment that provided an additional $5.0 million in short-term borrowings was reduced to $3.0 million.

During 2002, the Company has repurchased 65,000 shares of its Class A Common Stock and 132,900 shares of its Class B Common Stock pursuant to its Stock Repurchase Plan. As of January 5, 2002, the Company had spent $14.5 million of $18.0 million authorized by the Board of Directors for repurchases under the Stock Repurchase Plan.

The Company believes amounts available under its revolving credit facility and the bank commitment, cash flows from operating activities and lease financing will be adequate to meet the Company's working capital needs, debt service obligations and capital expenditures for the foreseeable future.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable.

Item 3.  Defaults upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibits are included herein:

              Exhibit 4.15 -Amended and Restated Credit Agreement, between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated February 19, 2002

         (b)  Reports on Form 8-K

              Form 8-K filed October 19, 2001 - Item 2. Acquisition or Disposition of Assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MARSH SUPERMARKETS, INC.



February 19, 2002                    By:       /s/ Douglas W. Dougherty
                                          --------------------------------------
                                          Douglas W. Dougherty
                                          Senior Vice President, Chief Financial
                                          Officer, and Treasurer




February 19, 2002                    By:      /s/ Mark A. Varner
                                          --------------------------------------
                                          Mark A. Varner
                                          Chief Accounting Officer
                                          Vice President - Corporate Controller