Form 10-K
period 2002-03-30
MARSH SUPERMARKETS INC
filed 2002-06-28
CIK 62737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended March 30, 2002

Commission File Number: 0-1532

MARSH SUPERMARKETS, INC.

(Exact name of registrant as specified in its charter)

INDIANA	35-0918179
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

9800 CROSSPOINT BOULEVARD
INDIANAPOLIS, INDIANA	46256-3350
(Address of principal executive offices)	(Zip Code)

317-594-2100
(Registrant’s telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K:

     Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant as of May 31, 2002: $25,082,077 and $34,460,786, respectively. This calculation assumes all shares of Common Stock beneficially held by officers and members of the Board of Directors of the Registrant are owned by “affiliates”, a status which each of the officers and directors individually disclaims.

     At May 31, 2002, there were 3,852,808 shares of Class A Common Stock and 4,126,605 shares of Class B Common Stock outstanding.

     Portions of the 2002 Annual Report to Shareholders are incorporated by reference into Part II.

     Portions of the Proxy Statement for the Annual Shareholders’ Meeting to be held August 6, 2002, are incorporated by reference into Part III.

PART I
PART II
PART III
PART IV
Signatures
Exhibit Index
Annual Report to Shareholders
Subsidiaries of the Registrant
Consent of Independent Auditors

PART I

Item 1. Business

General

At March 30 2002, Marsh Supermarkets, Inc. (the “Company” or “Marsh®”) operated 109 supermarkets and 191 Village Pantry® convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh also owns and operates a food services division, which provides upscale catering, vending, concession and business cafeteria management services, and a floral division, which operates five upscale retail floral shops under the name of McNamara® and one business florist under the name Enflora®. The Company may from time to time explore various strategic alternatives regarding one or more of its business divisions.

Supermarkets

At March 30, 2002, the Company operated 96 supermarkets in central Indiana and 13 in western Ohio. The 44 stores in the Indianapolis metropolitan market area constitute the Company’s major market. The remaining supermarkets operate in 38 other communities. Revenues from supermarket operations represented approximately 83% of the 2002 consolidated sales and other revenues.

The Company’s supermarket merchandising strategy emphasizes service, quality and convenient one-stop shopping at competitive prices. Of the Company’s supermarkets, 60 are open 24 hours a day and 10 are open until midnight, with the remainder having various other schedules. All stores are open seven days a week.

The Company believes providing quality merchandise is an important factor in maintaining and expanding its customer base. In recent years, the Company has devoted a greater proportion of new and remodeled stores to fresh, high quality perishables, such as produce, delicatessen items, baked goods, prepared foods, seafood and floral items. The Company believes fresh produce is an important customer draw; therefore, it focuses on buying premium quality produce worldwide. The geographic concentration of the Company’s supermarkets enables the Company to deliver fresh items to its stores quickly and frequently. An extension of this theme is convenient, high quality, ready to eat meals. The “Chef Fresh” program offers take-home items for immediate consumption in 84 stores. These products are prepared in the Company’s central kitchen, which provides fresh items to most of the Company’s divisions.

The Company’s large superstore format offers customers convenient one-stop shopping. Its Marsh supermarkets feature an extended line of traditional grocery store items as well as service and specialty departments, such as delicatessens, bakeries, prepared foods, prime cut meats, fresh seafood, floral and video rental. The Company features nationally advertised and distributed merchandise along with products under its own trademarks, service marks and trade names. Service and specialty departments included in Marsh supermarkets include delicatessens (107 stores), hot prepared foods (72), bakeries (107), prime cut service meat (62), fresh seafood (62), sushi shops (21), floral shops (65), imported cheese shops (70), wines and beer (99), salad bars (38), video rental (52), fuel kiosks (2), shoe repair (6) and dry cleaning (2). Thirty-nine of the Company’s supermarkets include pharmacies in food and drug combination stores. In addition, banks or savings institutions operate branch facilities in 28 of the Company’s stores, and 53 stores offer automated teller machines (ATM).

The Company’s superstore format is in excess of 75,000 square feet, and its modern conventional supermarket format is approximately 55,000 to 65,000 square feet. The Company currently operates six superstores and 15 modern conventional supermarkets. Approximately one-third of the sales area in these stores is devoted to merchandising fresh, high quality perishable products such as delicatessens, bakeries, prepared foods and produce. Approximately 61% of the total supermarket square footage has been newly constructed or remodeled in the past 10 years.

The Company has developed a smaller, low-price supermarket format with limited service and specialty departments as an alternative to the large, full service Marsh supermarket. As of March 30, 2002, the Company operated 33 of its supermarkets utilizing this concept under the trade name LoBill Foods®. There is an ongoing development program to remodel selected Marsh supermarkets to the LoBill format. The Company believes the LoBill format offers an opportunity to maximize its market area by expanding into smaller communities and inner city metropolitan areas that can be better served by that format and to appeal to the price motivated consumer in markets currently served by traditional Marsh stores. The Company also operates two limited selection, stock-up grocery stores with an every day low price format operating under the trade name Savin*$.

In 2001, the Company acquired O’Malia Food Markets and operated six O’Malia stores as of March 30, 2002. O’Malia Food Markets are Indianapolis-based upscale neighborhood stores whose reputation has been built upon service meat, specialty food items and the highest level of customer service. The Company believes this format offers the opportunity to enhance its market share by strategic placement of O’Malia stores in neighborhoods where consumers appreciate a selection of non-traditional grocery items and full-service.

The Company’s supermarkets range in size from 7,500 to 82,300 square feet. The average size is approximately 39,000 square feet. The Company has an ongoing development program of constructing larger Marsh supermarkets within its market area and remodeling, enlarging and replacing existing supermarkets. Future development will continue to focus on a food and drug combination store format of approximately 55,000 to 65,000 square feet, with superstores in excess of 75,000 square feet in select locations. The Company believes a larger store format enables it to offer a wider variety of products and expanded service and specialty departments, thereby strengthening its competitive position. The following summarizes the number of stores by size categories:

Number
Square Feet	of Stores

More than 75,000	6
55,000 - 75,000	15
45,000 - 54,999	8
35,000 - 44,999	23
25,000 - 34,999	46
Less than 25,000	11

109

The Company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The focus of the television campaign is to promote a quality and service image rather than specific products and prices. The Indianapolis television market covers approximately 80% of the Company’s supermarkets. Various sales enhancement promotional activities, including free grocery and other programs designed to encourage repeat shoppers, are conducted as an important part of the Company’s merchandising strategy. The Company utilizes a frequent shopper card program, “Fresh I.D.E.A. Card®”. The card provides shoppers electronic coupons, opportunities to win trips and other prizes, and functions as a video rental card. Over one million cards are in circulation. Further, customers may select a VISA® co-branded credit card option for their Fresh I.D.E.A. Card and earn rebates on all credit card purchases regardless of the merchant. The credit card rebates are funded by the Company’s bank partner. In 2000, the Company implemented a “Marsh Kid’s Club” program to emphasize marketing opportunities to families.

Convenience Stores

At March 30, 2002, the Company operated 191 convenience stores under the Village Pantry trade name. These self-service stores offer a broad selection of grocery, bakery, dairy and delicatessen items, including fountain drinks, and store-prepared pizza (58), chicken (53), fresh pastry products (122) and sandwiches (171). Seventy-three of the stores have sit down eating areas. All of the stores sell money orders and lottery tickets and 81 stores have ATMs. Additionally, 103 stores offer petroleum products. More than 90% percent of the petroleum stores are branded by major fuel suppliers, including Marathon, Shell, and Amoco. Twenty-one of the stores operate drive-thru car washes. Revenues from the convenience stores represented approximately 14% of the 2002 consolidated sales and other revenues. Carry-out cold beer, a high-volume item typically found in convenience stores in other states, may be sold only by package liquor stores and taverns in Indiana; accordingly, it is not sold in the Company’s convenience stores in Indiana. All but 17 of the Company’s convenience stores are open 24 hours a day; the remaining stores close between 10:00 PM and midnight. All stores are open seven days a week.

The Company has an ongoing program of remodeling, upgrading and replacing existing Village Pantry stores with particular emphasis on developing locations that will yield a high volume of gasoline sales. New stores generally range from 3,700 to 5,000 square feet, compared to 1,800-2,500 square feet for older stores. The larger size accommodates the aforementioned prepared food products. In constructing new stores and remodeling and expanding existing stores, the Company tailors the format to each specific market, with heavy emphasis on food service in areas which the Company believes to be less susceptible to intense competition from major fast food operators, such as smaller towns and high density neighborhoods.

Crystal Food Services

The Company’s food service operation does business under the trade name Crystal Food Services™. It offers a range of services including banquet hall catering, special events catering, concession services, cafeteria management, vending and beverage distribution. The Company focuses on presenting expertly prepared cuisine in all of its food service operations. The Company began its food service operations in 1993 and expanded it in January 1995 with the acquisition of Crystal Catering. In May 1995, the Company expanded again with the acquisition of Martz and Associates Food Services. Vending operations were expanded in 1999 with the acquisitions of Capitol Vending and Crown Vending. The Company intends to expand the food services operations through the solicitation of new customers and possible acquisition of businesses that will complement the existing operations.

The combination of these operations has created a unique range of services, products and facilities. The Company’s banquet hall facilities include the Murat Shrine Center, Crown Plaza Hotel at Union Station, Riverwalk Banquet & Lodge, Fountains Banquet and Conference Center, the Indiana Roof Ballroom, Indiana State Museum, NCAA Headquarters and Primo North, South and West. The Company is the largest caterer of special events at the Indianapolis Motor Speedway and the exclusive foodservice provider of the RCA Tennis Championships. The Company also provides concession services at the Indianapolis Zoo, Prairie View Golf Club and Purgatory Golf Club, cafeteria management to 13 major employers, and vending services, coffee and frozen beverage service to over 300 clients throughout the greater Indianapolis area.

Supply and Distribution

The Company supplies its supermarkets from three Company-operated distribution facilities. Dry grocery and frozen food products are distributed from a 409,000 square foot leased facility in Indianapolis. Produce and meat products are distributed from a 191,000 square foot Company owned perishable products facility in Yorktown, Indiana. Non-food products are distributed from 180,000 square feet of a 388,000 square foot Company owned warehouse in Yorktown. In addition, the Company leases a 172,000 square foot warehouse for storage of forward purchases of merchandise and seasonal items. Additional outside warehouse space is leased as needed to meet seasonal demand. In February 2002, the Company began construction of a 119,000 square foot frozen food facility that is expected to be operating in August 2002.

The Company’s distribution centers are modern and automated. Merchandise is controlled through an on-line computerized buying and inventory control system. The Company believes its distribution centers are adequate for its needs for the foreseeable future without major additional capital investment. The Company estimates the supermarket distribution centers currently operate at approximately 75% of capacity. Approximately 80% of the delivery trips from distribution centers to supermarkets are 75 miles or less. The Company also operates a commissary and a central kitchen to produce products sold through the delicatessen departments of its supermarkets and convenience stores, and to support Crystal Food Services for large catering events and vending operations.

The Company believes centralized direct buying from major producers and growers and its purchasing and distribution functions provide it with advantages compared to purchasing from a third-party wholesaler. Direct buying, centralized purchasing, and controlled distribution reduce merchandise cost by allowing the Company to minimize purchases from wholesalers and distributors and to take advantage of volume buying opportunities and forward purchases of merchandise. Centralized purchasing and distribution promote a consistent merchandising strategy throughout the Company’s supermarkets. Rapid inventory turnover at the warehouse permits the Company’s stores to offer consistently fresh, high-quality products. Through frequent deliveries to the stores, the Company is able to reduce in-store stockroom space and increase square footage available for retail selling.

Some products, principally bakery, dairy and beverage items, and snack foods are delivered directly to the supermarkets and convenience stores by distributors of national and regional brands.

The Company’s supermarket transportation function is performed through a subsidiary which leases most of its tractor/trailer fleet under long term, full service leases with Ruan Transportation Management Systems (“Ruan”), an unaffiliated transportation management and equipment leasing company. This service is provided under a seven year contract, dated September 18, 1987, which is automatically renewed for successive one year terms unless canceled by Ruan or the Company at least 60 days prior to the anniversary date, subject to early cancellation in stages under certain conditions. Under the arrangement, Ruan employs the drivers, dispatchers and maintenance personnel who perform the Company’s distribution function.

Management Information Systems

All of the Company’s supermarkets are equipped with electronic scanning checkout systems to minimize item pricing, provide more efficient and accurate checkout line operation, and provide product movement data for merchandising decisions and other purposes. The checkout systems are integrated with the Company’s frequent shopper card program to provide customer specific data to facilitate individualized marketing programs. Additionally, the Company upgraded the supermarket front-end systems and scale equipment, and implemented new inventory/procurement distribution software in 1999. Point-of-sale electronic funds transfer and credit card systems are in place in the supermarkets. Through the use of a bank debit card, a customer can authorize the immediate transfer of funds from their account to the Company at the point of purchase. Village Pantry utilizes 100% scanning at the front-end.

The Company utilizes in-store micro-computers in the supermarkets to automate various tasks, such as electronic messaging, processing the receiving and billing of vendor direct-store-delivered (DSD) merchandise, processing of video rentals, processing pharmacy records in the 39 food and drug combination stores, and time keeping for payroll processing. The Company employs a wide area network for data communications between the corporate office, supermarkets, and warehouses. Future supermarket applications currently under development include computer-assisted reordering and an electronic shelf tag program. All convenience stores are equipped with micro-computers for electronic transmission of accounting and merchandising data to headquarters, electronic messaging and processing DSD merchandise receiving and billing.

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

The Company believes it is one of the largest supermarket chains operating in its market area. The Company’s supermarkets are subject to competition from local, regional and national supermarket chains, independent supermarkets, and other retail formats, such as discount stores and wholesale clubs. The number of competitors and degree of competition experienced by the Company’s supermarkets vary by location, with the Indianapolis metropolitan market generally being subject to more price competition than the smaller markets. The principal supermarket chain competitors are The Kroger Co., Meijer, Inc., and Wal-Mart supercenters.

The Company believes Village Pantry is one of the largest convenience store chains in its market area. Major competitors are petroleum marketing companies which have converted or expanded gasoline locations to include convenience food operations. National convenience store chains do not have a significant presence in the Company’s marketing area. The Company believes the principal competitive factor for convenience stores is location, and it actively pursues the acquisition of attractive sites for replacing existing stores and future development of new stores.

Seasonality

Marsh’s supermarket sales are subject to some seasonal fluctuation, as are other retail food chains. Traditionally, higher sales occur during the third quarter holiday season, and lower sales occur in the warm weather months of the second quarter. Convenience store sales traditionally peak in the summer months.

Employees

The Company has approximately 14,900 employees. Approximately 9,000 employees are employed on a part-time basis. All employees are non-union, except approximately 200 supermarket distribution facility employees who are unionized under two collective bargaining agreements with terms that extend to May 2005. The Company considers its employee relations to be very good.

Regulatory Matters

As a retailer of alcoholic beverages, tobacco products and gasoline, the Company is subject to federal and state statutes, ordinances and regulations concerning the storage and sale of these products. The Company is aware of the existence of petroleum contamination at 30 Village Pantry locations and at one distribution center, all located in Indiana, and has commenced remediation at each of these sites. The cost of remediation varies significantly depending on the extent, source and location of the contamination, geological and hydrological conditions and other factors. An Indiana excess liability fund has reimbursed the Company for more than 95% of remediation costs incurred over the past three years, and it is expected that the fund will continue to reimburse for future costs.

Executive Officers of the Registrant

Information required by Item 10 with respect to the Registrant’s executive officers is set forth below. Each officer has been elected for a term to expire in August 2002 or upon election of the officer’s successor by the Board of Directors.

Name	Position	Age	Family Relationship

DON E. MARSH	Chairman of the Board, President and Chief Executive Officer	64	Son of Garnet R. Marsh, brother of William L. Marsh

Mr. Don E. Marsh has held his current position as Chairman of the Board of Directors, President and Chief Executive Officer of the Company for more than the past five years. He has been employed by the Company in various supervisory and executive capacities since 1961.

P. LAWRENCE BUTT	Senior Vice President, Counsel and Secretary	60	None

Mr. P. Lawrence Butt has held his current position since August 1997. For more than the five years prior thereto, he served as Vice President, Counsel and Secretary. In May 1999, he was elected to serve as a director of the Company. He has been employed by the Company in various executive capacities since 1977.

DOUGLAS W. DOUGHERTY	Senior Vice President, Chief Financial Officer and Treasurer	58	None

Mr. Douglas W. Dougherty has held his current position since August 1997. He has been employed by the Company as Chief Financial Officer since March 1994. Prior experience includes senior management and financial executive positions at Dayton Hudson Corp., Hartmarx, Inc. and The May Department Stores Company.

DAVID A. MARSH	President and Chief Operating Officer, Supermarket Division, President and Chief Operating Officer, LoBill Foods Division	39	Son of Don E. Marsh, grandson of Garnet R. Marsh, nephew of William L. Marsh

Mr. David A. Marsh has held his current position since March 2002. Prior thereto, he served as Executive Vice President, Supermarket Division, and President and Chief Operating Officer, LoBill Foods Division since August 2000, Senior Vice President, LoBill Foods Division since 1998, and Vice President, LoBill Foods Division since 1996. He has been employed by the Company in various retail, supervisory and executive capacities since 1979.

WILLIAM L. MARSH	Senior Vice President — Property Management	58	Son of Garnet R. Marsh, brother of Don E. Marsh

Mr. William L. Marsh has held his current position since August 1997. For more than five years prior thereto, he served as Vice President-General Manager, Property Management. In May 1991, he was elected to serve as a director of the Company. He has been employed by the Company in various supervisory and executive capacities since 1974.

DENNIS R. CROOK	President and Chief Operating Officer, Village Pantry Division	59	None

Mr. Denis R. Crook has held his current position since October 2001. For more than five years prior thereto, he served in senior management positions with The Pantry, Inc. Prior experience includes senior management positions at Purity Supermarkets, Rickel Home Centers, Pathmark Supermarkets and Supermarkets Oil Company.

JACK J. BAYT	President and Chief Operating Officer, Crystal Food Services Division	45	None

Mr. Jack J. Bayt has held his current position since January 1995. For more than five years prior thereto, he was President and Chief Executive Officer of Crystal Catering of Indiana, Inc.

MARK A. VARNER	Vice President — Corporate Controller	52	None

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

		Per Store
	Footage Operated	Average	0-6 Years	6-12 Years	Over 12 Years

Supermarkets	4,246,000	39,000	39%	29%	32%
Convenience Stores	552,000	2,900	22%	24%	54%

	4,798,000

Owned and leased retail facilities are summarized as follows:

		Convenience
	Supermarkets	Stores	Other

Owned	36	108	—
Leased:
Fixed rentals only	44	64	6
Fixed plus contingent rentals	29	19	—

	73	83	6

	109	191	6

All leases, except for five supermarkets and 21 Village Pantry stores, have one to four renewal options for periods of two to five years each. The majority of leases provide for payment of property taxes, maintenance and insurance by the Company. In addition, the Company is obligated under leases for six closed stores, of which one was subleased at March 30, 2002.

The non-perishable grocery products warehouse in Indianapolis is leased for a term expiring in 2007 with options available through 2020. The facility, constructed in 1969, is located on a 44 acre site and has a total of 409,000 square feet, of which 382,000 is utilized for grocery warehousing operations. The remainder consists of office space and storage.

An owned 191,000 square foot refrigerated perishable products handling facility in Yorktown, Indiana, serves as the distribution center for meat, produce and delicatessen items. The facility was completed in 1981 and was expanded and updated in fiscal 1997.

Marsh owns an additional 388,000 square foot facility in Yorktown, Indiana. Approximately 180,000 square feet of this facility is used as a distribution center for non-food products, approximately 21,000 square feet is used by the retail maintenance department, and an additional 55,000 square feet of warehouse space is leased to third parties. The portion of this facility formerly utilized for the Company’s corporate offices is currently vacant.

The Company leases a 172,000 square foot warehouse in Indianapolis for storage of forward purchases of merchandise and seasonal items as well as housing the Company’s product reclamation center.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Information on Common Stock and Shareholder Matters on pages 36, 37 and 38 of the 2002 Annual Report to Shareholders for the year ended March 30, 2002, is incorporated herein by reference.

Item 6. Selected Financial Data

Selected Financial Data on page 20 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended March 30, 2002, on pages 22 through 25 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company, as a policy, does not engage in speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at March 30, 2002, a 100 basis point change in interest rates would not have had a material impact on the Company.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto and the report of the independent auditors on pages 26 to 38 of the 2002 Annual Report to Shareholders are incorporated herein by reference.

Selected Quarterly Financial Data on page 21 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

In accordance with Instruction G(3), except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from those parts of Registrant’s definitive Proxy Statement captioned “Election of Directors,” “Compensation of Executive Officers”, “Security Ownership of Management and Certain Beneficial Owners,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Relationships and Related Transactions,” respectively, pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after March 30, 2002, the end of the fiscal year covered by this report. As permitted by Instruction G(3), the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	The following consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries, included in the 2002 Annual Report to Shareholders for the year ended March 30, 2002, are incorporated by reference in Item 8:

Consolidated Balance Sheets as of March 30, 2002 and March 31, 2001.

Consolidated Statements of Income for each of the three years in the period ended March 30, 2002.

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended March 30, 2002.

Consolidated Statements of Cash Flows for each of the three years in the period ended March 30, 2002.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

(2)	Note: All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(3)	The following exhibits are included in Item 14(c):

Exhibit 3	(a)	—	Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.
	(b)	—	By-Laws as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

Exhibit 4	(a)	—	Articles V, VI and VII of the Company’s Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.
	(b)	—	Articles I and IV of the Company’s By-Laws, as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.
	(c)	—	Agreement of the Company to furnish a copy of any agreement relating to certain long- term debt and leases to the Securities and Exchange Commission upon its request — Incorporated by reference to Form 10-K for the year ended March 27, 1987.
	(d)	—	Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank — Incorporated by reference to Form 8-K, dated December 21, 1998.
	(e)	—	Indenture, dated as of February 15, 1993, between Marsh Supermarkets, Inc. and Society National Bank, as trustee, including form of Indenture, for $17,500,000 7% Convertible Subordinated Debentures, due 2003 — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-56738).
	(f)	—	Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 — Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).
	(g)	—	First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 - Incorporated by reference to Form 10-K for the year ended March 28, 1998.
	(h)	—	Second Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000 — Incorporated by reference to Form 10-K for the year ended April 1, 2000.

	(i)	—	Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000 — Incorporated by reference to Form 10-K for the year ended April 1, 2000.
	(j)	—	Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated June 23, 2000 — Incorporated by reference to Form 10-K for the year ended April 1, 2000.
	(k)	—	Fourth Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated October 15, 2001 — Incorporated by reference to Registration Statement on Form S-8 (File No. 333-82908).
	(l)	—	Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated February 19, 2002 — Incorporated by reference to Form 10-Q for the quarter ended January 5, 2002.

Exhibit 10	(a)	—	Agreements between Ruan Leasing Company and Marsh Supermarkets, Inc., dated September 18, 1987 — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).
	(b)	—	Lease agreements relating to warehouse located at 333 South Franklin Road, Indianapolis, Indiana — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

Management Contracts and Compensatory Plans:

	(c)	—	Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).
	(d)	—	Indemnification Agreements — Incorporated by reference to Form 10-Q for quarter ended January 6, 1990.
	(e)	—	Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan — Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.
	(f)	—	Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
	(g)	—	Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors — Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.
	(h)	—	Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan — Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.
	(i)	—	Severance Benefits Agreements, dated as of January 1, 1996 - Incorporated by reference to Form 10-K for the year ended March 29, 1997.
	(j)	—	Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh — Incorporated by reference to Form 10-K for the year ended March 29, 1997.
	(k)	—	Form of Restricted Stock Agreement, dated as of September 15, 1997 — Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.
	(l)	—	Marsh Supermarkets, Inc. Outside Directors’ Stock Plan, as adopted November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.
	(m)	—	Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 — Incorporated by reference to Proxy Statement , dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.
	(n)	—	Executive Stock Purchase Plan of Mash Supermarkets, Inc., effective as of September 1, 1998 — Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.
	(o)	—	Marsh Deferred Compensation Plan — Incorporated by reference to Form S-8, dated September 25, 1998 (File No. 333-64343).
	(p)	—	1999 Outside Directors’ Stock Option Plan, effective as of June 1, 1999 — Incorporated by reference to Proxy Statement, dated June 27, 1999, for Annual Meeting of Shareholders held August 3, 1999.
	(q)	—	Form of Employment Agreement, dated as of August 3, 1999 - Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

	(r)	—	1999 Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999 — Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.
	(s)	—	Forms of Guarantee related to Executive Stock Purchase Plan of Marsh Supermarkets, Inc. — Incorporated by reference to Form 10-K for the year ended April 1, 2000.
Exhibit 13		—	2002 Annual Report to Shareholders (only portions specifically incorporated by reference are included herein).
Exhibit 21		—	Subsidiaries of the Registrant.
Exhibit 23		—	Consent of Independent Auditors.
	(b)		Reports on Form 8-K:
There were no reports on Form 8-K filed by the Registrant with respect to the fourth quarter of its fiscal year ended March 30, 2002.
	(c)		Exhibits:
See Exhibit Index

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH SUPERMARKETS, INC.

June 27, 2002	By:	/s/ Don E. Marsh Don E. Marsh, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 27, 2002	/s/ Don E. Marsh Don E. Marsh, Chairman of the Board, President and Chief Executive Officer and Director

June 27, 2002	/s/ Douglas W. Dougherty Douglas W. Dougherty, Senior Vice President, Chief Financial Officer and Treasurer

June 27, 2002	/s/ Mark A. Varner Mark A. Varner, Vice President - Corporate Controller

June 27, 2002	/s/ William L. Marsh William L. Marsh, Senior Vice President-Property Management, and Director

June 27, 2002	/s/ Garnet R. Marsh Garnet R. Marsh, Director

June 27, 2002	/s/ J. Michael Blakley J. Michael Blakley, Director

June 27, 2002	/s/ P. Lawrence Butt P. Lawrence Butt, Senior Vice President, Counsel and Secretary, and Director

June 27, 2002	/s/ Charles R. Clark Charles R. Clark, Director

June 27, 2002	/s/ Stephen M. Huse Stephen M. Huse, Director

June 27, 2002	/s/ Catherine A. Langham Catherine A. Langham, Director

June 27, 2002	/s/ James K. Risk James K. Risk, III, Director

June 27, 2002	/s/ K. Clay Smith K. Clay Smith, Director

Exhibit Index

Page No.

Exhibit 3	(a)	—	Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.
	(b)	—	By-Laws, as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

Exhibit 4	(a)	—	Articles V, VI and VII of the Company’s Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.
	(b)	—	Articles I and IV of the Company’s By-Laws, as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.
	(c)	—	Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the Securities and Exchange Commission upon its request — Incorporated by reference to Form 10-K for the year ended March 27, 1987.
	(d)	—	Amended and Restated Rights Agreement, dated as of August 1, 1989, between Marsh Supermarkets, Inc. and National City Bank, dated as of December 24, 1998 — Incorporated by reference to Form 8-K, dated December 21, 1998.
	(e)	—	Indenture, dated as of February 15, 1993, between Marsh Supermarkets, Inc. and Society National Bank, as trustee, including form of Indenture for $17,500,000 7% Convertible Subordinated Debentures, due 2003 — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-56738).
	(f)	—	Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 - Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).
	(g)	—	First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 — Incorporated by reference to Form 10-K for the year ended March 28, 1998.
	(h)	—	Second Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000 — Incorporated by reference to Form 10-K for the year ended April 1, 2000.
	(i)	—	Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000 — Incorporated by reference to Form 10-K for the year ended April 1, 2000.
	(j)	—	Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated June 23, 2000 — Incorporated by reference to Form 10-K for the year ended April 1, 2000.
	(k)	—	Fourth Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated October 15, 2001 — Incorporated by reference to Registration Statement on Form S-8 (File No. 333-82908).
	(l)	—	Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated February 19, 2002 — Incorporated by reference to Form 10-Q for the quarter ended January 5, 2002.

Exhibit 10	(a)	—	Agreements between Ruan Leasing Company and Marsh Supermarkets, Inc., dated September 18, 1987 — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).
	(b)	—	Lease agreements relating to warehouse located at 333 South Franklin Road, Indianapolis, Indiana — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

Management Contracts and Compensatory Plans:

	(c)	—	Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).
	(d)	—	Indemnification Agreements — Incorporated by reference to Form 10-Q for the quarter ended January 6, 1990.

	(e)	—	Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan — Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.
	(f)	—	Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.
	(g)	—	Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors — Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.
	(h)	—	Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan — Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.
	(i)	—	Severance Benefits Agreements, dated as of January 1, 1996. — Incorporated by reference to Form 10-K for the year ended March 29, 1997.
	(j)	—	Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh — Incorporated by reference to Form 10-K for the year ended March 29, 1997.
	(k)	—	Form of Restricted Stock Agreement, dated as of September 15, 1997 — Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.
	(l)	—	Marsh Supermarkets, Inc. Outside Directors’ Stock Plan, as adopted November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.
	(m)	—	Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 — Incorporated by reference to Proxy Statement , dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.
	(n)	—	Executive Stock Purchase Plan of Marsh Supermarkets, Inc., effective as of September 1, 1998 — Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.
	(o)	—	Marsh Deferred Compensation Plan — Incorporated by reference to Form S-8, dated September 25, 1998 (File No. 333-64343).
	(p)	—	1999 Outside Directors’ Stock Option Plan, dated as of June 1, 1999 — Incorporated by reference to Proxy Statement, dated June 27, 1999, for Annual Meeting of Shareholders held August 3, 1999.
	(q)	—	Form of Employment Agreement, dated as of August 3, 1999 — Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.
	(r)	—	1999 Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999 — Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.
	(s)	—	Forms of Guarantee related to Executive Stock Purchase Plan of Marsh Supermarkets, Inc. — Incorporated by reference to Form 10-K for the year ended April 1, 2000.
Exhibit 13		—	Annual Report to Shareholders (only portions specifically incorporated by reference are included herein).
Exhibit 21		—	Subsidiaries of the Registrant.
Exhibit 23		—	Consent of Independent Auditors.