Form 10-Q
period 2002-06-22
MARSH SUPERMARKETS INC
filed 2002-08-06
CIK 62737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 22, 2002

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

     Number of shares outstanding of each class of the registrant’s common stock as of July 19, 2002:

Class A Common Stock –	3,852,508	shares
Class B Common Stock –	4,127,267	shares

	7,979,775	shares

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

MARSH SUPERMARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(Unaudited)

	12 Weeks Ended

	June 22,	June 23,
	2002	2001

Sales and other revenues	$383,495	$374,799
Gains on sales of real estate	1,671	452

Total revenues	385,166	375,251
Cost of merchandise sold, including warehousing and transportation	266,231	262,667

Gross profit	118,935	112,584
Selling, general and administrative	102,914	97,255
Depreciation	5,590	4,756

Operating income	10,431	10,573
Interest	5,423	5,073

Income from continuing operations before income taxes	5,008	5,500
Income taxes	1,847	1,852

Income from continuing operations	3,161	3,648
Discontinued operation:
Income from operations, net of tax	—	263
Loss on disposal, net of tax	(181)	—

Net income	$2,980	$3,911

Basic earnings per common share:
Continuing operations	$.40	$.46
Discontinued operation	—	.03
Loss on disposal of discontinued operation	(.02)	—

Net income	$.38	$.49

Diluted earnings per common share:
Continuing operations	$.35	$.41
Discontinued operation	—	.03
Loss on disposal of discontinued operation	(.02)	—

Net income	$.33	$.44

Dividends per share	$.11	$.11

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 22,	March 30,	June 23,
	2002	2002	2001

	(Unaudited)	(Note A)	(Unaudited)
Assets
Current assets:
Cash and equivalents	$30,686	$37,516	$30,383
Accounts receivable	38,334	33,613	49,619
Inventories, less LIFO reserve; June 22, 2002 - $1,899; March 30, 2002 - $1,899; June 23, 2001 - $8,678	132,417	132,940	134,892
Prepaid expenses	7,013	7,639	7,018
Recoverable income taxes	—	1,021	—

Total current assets	208,450	212,729	221,912
Property and equipment, less allowances for depreciation	313,554	318,650	312,005
Other assets	48,758	51,851	61,087

	$570,762	$583,230	$595,004

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable to bank	$—	$1,300	$1,100
Accounts payable	71,752	71,640	90,764
Accrued liabilities	55,180	57,972	51,832
Current maturities of long-term liabilities	3,243	2,727	2,413

Total current liabilities	130,175	133,639	146,109

Long-term liabilities:
Long-term debt	221,168	237,823	259,157
Capital lease obligations	29,704	25,933	15,415

Total long-term liabilities	250,872	263,756	274,572

Deferred items:
Income taxes	16,543	16,472	13,222
Other	30,197	28,566	21,233

Total deferred items	46,740	45,038	34,455

Shareholders’ Equity:
Common stock, Classes A and B	26,407	26,403	26,148
Retained earnings	137,640	135,534	128,679
Cost of common stock in treasury	(14,419)	(14,509)	(13,263)
Deferred cost — restricted stock	(280)	(270)	(655)
Notes receivable – stock options	(1,049)	(1,037)	(1,041)
Accumulated other comprehensive loss	(5,324)	(5,324)	—

Total shareholders’ equity	142,975	140,797	139,868

	$570,762	$583,230	$595,004

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	12 Weeks Ended

	June 22,	June 23,
	2002	2001

Operating activities
Net income	$2,980	$3,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,590	4,927
Amortization of other assets	341	612
Changes in operating assets and liabilities	(110)	(9,160)
Other operating activities	(935)	354

Net cash provided by operating activities	7,866	644

Investing activities
Net acquisition of property, equipment and land	(13,045)	(11,876)
Other investing activities	462	(435)

Net cash used for investing activities	(12,583)	(12,311)

Financing activities
Proceeds (repayments) of short-term borrowings	(1,300)	1,100
Proceeds of long-term borrowings	—	12,500
Proceeds of sale/leasebacks	16,477	—
Payments of long-term debt and capital leases	(16,506)	(388)
Purchases of shares for treasury	(8)	(1,666)
Cash dividends paid	(878)	(894)
Other financing activities	102	141

Net cash provided by (used for) financing activities	(2,113)	10,793

Net decrease in cash and equivalents	(6,830)	(874)
Cash and equivalents at beginning of period	37,516	31,257

Cash and equivalents at end of period	$30,686	$30,383

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share amounts, or as otherwise noted)

June 22, 2002

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. This report should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended March 30, 2002. The balance sheet at March 30, 2002, has been derived from the audited financial statements at that date.

The Company’s fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to “2003” and “2002” relate to the fiscal years ending March 29, 2003 and March 30, 2002, respectively.

The condensed consolidated financial statements for the twelve-week periods ended June 22, 2002 and June 23, 2001, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented.

Operating results for the twelve week period ended June 22, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 2003.

Note B – Discontinued Operation

On October 5, 2001, the Company completed the sale of certain assets of its wholesale division. The sale included inventory, property, buildings and equipment, and certain other assets plus the assumption by the buyer of certain liabilities. Proceeds of $14.1 million from the sale were used primarily to reduce amounts outstanding under the Company’s revolving credit facilities. A gain of $4.2 million ($2.7 million after tax) was recognized in 2002. The remaining assets and liabilities from the discontinued operation included in the condensed consolidated balance sheet at June 22, 2002, are not material.

Operating results of the discontinued operation for the twelve weeks ended June 23, 2001, were as follows:

Sales and other revenues	$62,423

Income before tax	$404
Income tax	141

Net income	$263

Note C – Earnings Per Share

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share:

	12 Weeks Ended

	June 22,	June 23,
	2002	2001

Income from continuing operations	$3,161	$3,648
Discontinued operation:
Income from operations	—	263
Loss on disposal	(181)	—

Numerator for basic earnings per share	2,980	3,911
Effect of convertible debentures	202	213

Numerator for diluted earnings per share – income after assumed conversions	$3,182	$4,124

Weighted average shares outstanding	7,977	8,045
Non-vested restricted shares	(27)	(76)

Denominator for basic earnings per share	7,950	7,969
Effect of dilutive securities:
Non-vested restricted shares	27	76
Stock options	267	118
Convertible debentures	1,284	1,284

Denominator for diluted earnings per share - adjusted weighted average shares	9,528	9,447

Note D – Long-Term Debt and Guarantor Subsidiaries

Other than three inconsequential subsidiaries, all of the Company’s subsidiaries (the “guarantors”) have guaranteed on a joint and several basis the Company’s obligations under the $150.0 million of 8 7/8% senior subordinated notes. The guarantors are 100% wholly owned subsidiaries of the Company. The Company has not presented separate financial statements and other disclosures concerning each guarantor because management has determined that such information is not material to investors.

Summarized combined financial information for the guarantors is set forth below:

	June 22,	March 30,	June 23,
	2002	2002	2001

Current assets	$208,450	$207,530	$221,912
Current liabilities	118,685	121,229	128,793
Noncurrent assets	321,779	331,074	333,845
Noncurrent liabilities	119,134	120,997	132,587

	12 Weeks Ended

	June 22,	June 23,
	2002	2001

Total revenues	$385,154	$437,661
Gross profit	118,923	114,861
Net income	6,089	6,785

Note E – Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Statement was effective for the Company at the beginning of fiscal year 2003 and had no impact on the Company’s statements for the current quarter.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report includes certain forward-looking statements (statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties. The forward-looking statements and the Company’s future results, liquidity and capital resources are subject to the following risks and uncertainties: the entry of new competitive stores and their impact on the Company’s results of operations; softness in the local economy and the general retail food industry; the level of discounting by competitors; uncertainties regarding timing and amount of future real estate gains; stability and timing of distribution incentives from suppliers; the level of margins achievable in the Company’s operating divisions and their ability to minimize operating expenses; the success of the Company’s new and remodeled stores, including image and rebranding programs; the successful economic implementation of new technology; uncertainties related to state and federal taxation, tobacco and environmental legislation and regulation; the impact of any acquisitions and dispositions; the successful integration of acquisitions; the timely and on budget completion of store construction, expansion, conversion and remodeling; the ability to complete share repurchases, and other known and unknown risks and uncertainties.

General

At June 22, 2002, Marsh Supermarkets, Inc. (the “Company” or “Marsh”) operated through wholly-owned subsidiaries 109 supermarkets and 187 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets has one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh also owns and operates a food services division, which provides upscale catering, vending, concession and business cafeteria management services, and a floral division, which operates four upscale retail floral shops under the name of McNamara and one business florist under the name Enflora.

Results of Operations

Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of total revenues, and the percentage change in such components:

	First Quarter

	Percentage of Revenues
			Percentage
	2003	2002	Change

Total revenues	100.0%	100.0%	2.6%
Gross profit	30.9%	30.0%	5.6%
Selling, general and administrative	26.7%	25.9%	5.8%
Depreciation	1.5%	1.3%	17.5%
Operating income	2.7%	2.8%	(1.3%)
Interest	1.4%	1.4%	6.9%
Income taxes	0.5%	0.5%	(0.3%)
Income from continuing operations	0.8%	1.0%	(13.3%)

Total Revenues

In the first quarter of 2003, consolidated total revenues were $385.2 million, compared to $375.3 million in the first quarter of 2002. Supermarket revenues increased $9.5 million and Crystal Food Service revenues increased $1.3 million, while Village Pantry revenues decreased $3.5 million. Retail sales, excluding fuel sales, decreased 0.8%. Sales in comparable supermarkets and convenience stores, including replacement stores and format conversions, but excluding fuel, decreased 2.9% from the first quarter of 2002 compared to a 2.7% increase in the first quarter of 2002 over the year earlier quarter. The decline in comparable store sales is generally attributable to 20 national and large regional competitors’ supermarket openings in the Company’s markets since the beginning of 2002 and the related level of discounting by competitors. Also, the first quarter of 2003 did not include an Easter holiday week which typically results in higher than normal sales. Consolidated total revenues for the first quarter of 2003 included gains of $1.7 million from sales of real estate in the normal course of business, compared to $0.5 million in 2002. There can be no assurance that any future real estate gains will equal or exceed historical levels due to the limited real estate holdings available for sale.

Gross Profit

Gross profit is calculated net of warehousing, transportation, and promotional expenses. In the first quarter of 2003, consolidated gross profit increased $6.4 million, or 5.6%, from the first quarter of 2002 to $118.9 million. As a percentage of revenues, gross profit was 30.9% in the first quarter of 2003 compared to 30.0% for the first quarter of 2002. Buying efficiencies and pricing accounted for 0.6% of the 0.9% improvement as a percentage of revenues, with real estate gains accounting for the remaining 0.3%. As a percentage of revenues, gross profit increased in all divisions, except McNamara.

Selling, General and Administrative Expenses

In the first quarter of 2003, consolidated selling, general and administrative (SG&A) expenses increased $5.7 million, or 5.8%, from the comparable quarter of 2002 to $102.9 million. As a percentage of revenues, SG&A expenses were 26.7% in the first quarter of 2003 compared to 25.9% in the first quarter of 2002. The increase was partially due to the decline in sales reducing leverage against fixed costs. The dollar increase resulted primarily from store wages, building rent and other occupancy costs related to new stores, and workers compensation and general liability claims. Wage expense in stores open during both quarters, excluding replacement stores and supermarket conversions to the LoBill format, decreased 2.5% primarily reflecting the same store sales decline and continued efforts on labor efficiency and scheduling. The Company expects to incur expenses of $1.0 million to $1.5 million in the second quarter of 2003 for a customer contest trip that was cancelled as a result of the events of September 11, 2001.

Depreciation

Depreciation expense for the first quarter of 2003 was $5.6 million, compared to $4.8 million for the first quarter of 2002. The increase is attributable to our capital investment in new and remodeled stores. As a percentage of revenues, depreciation expense was 1.5% for the first quarter of 2003 compared to 1.3% for the year earlier first quarter.

Operating Income

Operating income (income from continuing operations before interest and taxes) decreased $0.1 million to $10.4 million for the first quarter of 2003 from $10.5 million for the first quarter of 2002. The improvement in gross profit was essentially offset by the increases in SG&A expenses and depreciation. Operating income, as a percentage of revenues, was 2.7% for the first quarter of 2003 compared to 2.8% for the year earlier quarter.

Interest Expense

Interest expense for the first quarter of 2003 was $5.4 million, compared to $5.1 million for the first quarter of 2002 and, as a percentage of revenues, was 1.4% for the first quarter of both years.

Income Taxes

For the quarter ended June 22, 2002, the effective income tax rate was 36.9% compared to 33.7% for the year earlier quarter. The first quarter effective rate is based on the overall expected rate for 2003.

Income from Continuing Operations

Income from continuing operations for the first quarter of 2003 was $3.2 million, compared to $3.6 million for the first quarter of 2002. As a percentage of revenues, income from continuing operations was 0.8% for the first quarter of 2003 compared to 1.0% for the first quarter of 2002.

Discontinued Operation

During 2002, the Company sold certain assets of its wholesale division and reported a gain from the disposal. In the first quarter of 2003, the reported gain was decreased by $0.2 million, after tax benefit, primarily for an increase in provision for doubtful accounts. Income, after tax benefit, for the first quarter of 2002 was $0.3 million.

Net Income

Net income was $3.0 million for the first quarter of 2003 compared to $3.9 million for the first quarter of 2002. Net income from continuing operations declined $0.4 million and net income from the discontinued operation declined $0.5 million.

Capital Expenditures

The Company’s capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financing, including capital and operating leases.

During the first quarter of 2003, one supermarket remodel was completed, one remodel was started, one supermarket was converted to the LoBill format, a new floral shop was opened and two convenience stores were closed. Also, construction continued on a new frozen food distribution center scheduled to open in August 2002. In 2003, the Company plans to construct one new supermarket and remodel four additional supermarkets, open two new LoBill stores, open a Hispanic supermarket, open two new convenience stores, and open one new floral shop and remodel a floral shop. The cost of these projects and other capital commitments is estimated to be $65 million. Of this amount, the Company plans to fund $25 million through sale/leasebacks, $19 million through equipment leasing and believes it can finance the balance with current cash balances and internally generated funds. As of June 22, 2002, the Company had expended $13.0 million for capital improvements.

The Company’s plans with respect to store financing, construction, expansion, conversion and remodeling are subject to known and unknown risks and uncertainties and may be revised in light of changing conditions, such as competitive influences, its ability to successfully negotiate site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible that projects described above may not commence, others may be added, a portion of planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year and the Company may use other or different financing arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities in the first quarter of 2003 was $7.9 million, compared to $0.6 million in the first quarter of 2002. In the first quarter of 2002, net cash provided by operating activities was impacted by changes in operating asset levels: inventory buildup and higher accounts receivable.

Working capital at June 22, 2002 decreased $0.8 million to $78.3 million from March 30, 2002. Changes in working capital included a $6.8 million decrease in cash and equivalents, a $4.7 million increase in accounts receivable, and a $2.8 million decrease in accrued liabilities. The increase in accounts receivable resulted primarily from an increase in the current portion of long-term notes receivable. The decrease in accrued liabilities was due primarily to payments of accrued compensation and related payroll taxes, and property taxes.

The Company has an unsecured revolving credit facility that permits total borrowings of up to $100.0 million, with $10.0 million designated solely for the conversion of 7% convertible debentures maturing in February 2003. The Company had borrowings of $12.0 million under the facility at June 22, 2002. Interest rates are based on LIBOR or floating prime rate and the facility matures in February 2005. The credit facility contains certain debt covenants, including limits on future indebtedness, cash dividends, repurchases of common stock and disposition of assets. The Company also has a bank commitment that provides $3.0 million in short-term borrowing, at rates based upon the then prevailing federal funds rate, none of which was utilized at June 22, 2002.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

Not Applicable.

Item 2.   Changes in Securities

Not Applicable.

Item 3.   Defaults upon Senior Securities or Rights of Holders Thereof

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.   Other Information

Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herein:

	99.1	Section 906 Certificate of Don E. Marsh.

	99.2	Section 906 Certificate of Douglas W. Dougherty.

(a)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH SUPERMARKETS, INC.

August 6, 2002	By:	/s/ Douglas W. Dougherty

Douglas W. Dougherty Senior Vice President, Chief Financial Officer and Treasurer

August 6, 2002	By:	/s/ Mark A. Varner

Mark A. Varner Chief Accounting Officer Vice President — Corporate Controller