Form 10-Q
period 2002-10-12
MARSH SUPERMARKETS INC
filed 2002-11-26
CIK 62737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 12, 2002

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

     Number of shares outstanding of each class of the registrant’s common stock as of October 31, 2002:

Class A Common Stock-	3,832,538	shares
Class B Common Stock-	4,128,465	shares

	7,961,003	shares

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	16 Weeks Ended		28 Weeks Ended

	October 12,	October 13,	October 12,	October 13,
	2002	2001	2002	2001

Sales and other revenues	$512,722	$506,795	$896,217	$881,594
Gains from sales of real estate	1,875	1,435	3,546	1,887

Total revenues	514,597	508,230	899,763	883,481
Cost of merchandise sold, including warehousing and transportation	360,019	358,099	626,250	620,766

Gross profit	154,578	150,131	273,513	262,715
Selling, general and administrative	138,739	133,488	241,653	230,743
Depreciation	7,527	6,941	13,117	11,697

Operating income	8,312	9,702	18,743	20,275
Interest	7,410	6,712	12,833	11,785

Income from continuing operations before income taxes	902	2,990	5,910	8,490
Income taxes	578	941	2,425	2,793

Income from continuing operations	324	2,049	3,485	5,697
Discontinued operation:
Loss from operations, net of tax	—	(1,122)	—	(859)
Gain (loss) on disposal, net of tax	(18)	3,275	(199)	3,275

Net income	$306	$4,202	$3,286	$8,113

Basic earnings per common share:
Continuing operations	$.04	$.26	$.44	$.72
Discontinued operation	—	(.14)	—	(.11)
Gain (loss) on disposal of discontinued operation	—	.41	(.03)	.41

Net income	$.04	$.53	$.41	$1.02

Diluted earnings per common share:
Continuing operations	$.04	$.25	$.41	$.65
Discontinued operation	—	(.12)	—	(.09)
Gain (loss) on disposal of discontinued operation	—	.35	(.02)	.35

Net income	$.04	$.48	$.39	$.91

Dividends per share	$.11	$.11	$.22	$.22

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 12,	March 30,	October 13,
	2002	2002	2001

	(Unaudited)	(Note A)	(Unaudited)

ASSETS
Current assets:
Cash and equivalents	$33,066	$37,516	$30,807
Accounts receivable	34,417	33,613	47,991
Inventories, less LIFO reserve: October 12, 2002 - $1,899; March 30, 2002 - $1,899; October 13, 2001 - $2,636	138,081	132,940	140,172
Prepaid expenses	6,061	7,639	6,147
Recoverable income taxes	968	1,021	—

Total current assets	212,593	212,729	225,117
Property and equipment, less allowances for depreciation	315,802	318,650	313,760
Other assets	48,142	51,851	54,587

	$576,537	$583,230	$593,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to bank	$—	$1,300	$—
Accounts payable	72,538	71,640	90,791
Accrued liabilities	59,496	57,972	59,180
Current maturities of long-term liabilities	3,340	2,727	2,512

Total current liabilities	135,374	133,639	152,483
Long-term liabilities:
Long-term debt	217,474	237,823	246,814
Capital lease obligations	29,437	25,933	15,234

Total long-term liabilities	246,911	263,756	262,048
Deferred items:
Income taxes	17,337	16,472	13,866
Other	34,580	28,566	21,953

Total deferred items	51,917	45,038	35,819
Shareholders’ Equity:
Common stock, Classes A and B	26,418	26,403	26,153
Retained earnings	137,068	135,534	131,997
Cost of common stock in treasury	(14,713)	(14,509)	(13,557)
Deferred cost — restricted stock	(166)	(270)	(421)
Notes receivable — stock options	(948)	(1,037)	(1,058)
Accumulated other comprehensive loss	(5,324)	(5,324)	—

Total shareholders’ equity	142,335	140,797	143,114

	$576,537	$583,230	$593,464

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	28 Weeks Ended

	October 12,	October 13,
	2002	2001

Operating activities
Net income	$3,286	$8,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,117	12,070
Amortization of other assets	798	852
Loss (gain) on disposal of discontinued operation	199	(3,275)
Changes in operating assets and liabilities	5,410	(2,129)
Other operating activities	(2,708)	(189)

Net cash provided by operating activities	20,102	15,442
Investing activities
Net acquisition of property, equipment and land	(27,449)	(36,552)
Proceeds from sale of discontinued operation	—	14,062
Other investing activities	(768)	(652)

Net cash used for investing activities	(28,217)	(23,142)
Financing activities
Repayments of short-term borrowings	(1,300)	—
Proceeds of long-term borrowings	15,000	25,000
Repayments of long-term debt and capital leases	(35,401)	(25,313)
Proceeds from sale/leasebacks	27,309	11,154
Purchases of shares for treasury	(321)	(1,966)
Stock options exercised	—	78
Cash dividends paid	(1,754)	(1,777)
Other financing activities	132	74

Net cash provided by financing activities	3,665	7,250

Net decrease in cash and equivalents	(4,450)	(450)
Cash and equivalents at beginning of period	37,516	31,257

Cash and equivalents at end of period	$33,066	$30,807

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts or as otherwise noted)

October 12, 2002

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

The condensed consolidated financial statements for the sixteen and twenty-eight week periods ended October 12, 2002 and October 13, 2001, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented.

Operating results for the twenty-eight week period ended October 12, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 2003.

Note B – Discontinued Operation

On October 5, 2001, the Company completed the sale of certain assets of its wholesale division. The sale included inventory, property, buildings and equipment, and certain other assets plus the assumption by the buyer of certain liabilities. Proceeds of $14.1 million from the sale were used primarily to reduce amounts outstanding under the Company’s revolving credit facilities. A gain of $4.2 million ($2.7 million after tax) was recognized in 2002. The remaining assets and liabilities from the discontinued operation included in the condensed consolidated balance sheet at October 12, 2002, are not material.

Operating results of the discontinued operation were as follows:

	16 Weeks Ended	28 Weeks Ended
	October 13,	October 13,
	2001	2001

Sales and other revenues	$78,568	$140,991

Loss before income taxes	(1,726)	(1,322)
Income taxes (benefit)	(604)	(463)

Net loss	$(1,122)	$(859)

Note C – Earnings Per Share

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share:

	16 Weeks Ended			28 Weeks Ended

	October 12,		October 13,	October 12,	October 13,
	2002		2001	2002	2001

Income from continuing operations	$324		$2,049	$3,485	$5,697
Discontinued operation:
Loss from operations	—		(1,122)	—	(859)
Gain (loss) on disposal	(18)		3,275	(199)	3,275

Numerator for basic earnings per share	306		4,202	3,286	8,113
Effect of convertible debentures	—	(a)	293	442	506

Numerator for diluted earnings per share - income after assumed conversions	$306		$4,495	$3,728	$8,619

Weighted average shares outstanding	7,970		8,023	7,973	8,033
Non-vested restricted shares	(27)		(70)	(27)	(73)

Denominator for basic earnings per share	7,943		7,953	7,946	7,960
Effect of dilutive securities:
Non-vested restricted shares	27		70	27	73
Stock options	123		147	220	137
Convertible debentures	—	(a)	1,284	1,284	1,284

Denominator for diluted earnings per share - adjusted weighted average shares	8,093		9,454	9,477	9,454

(a)	convertible debentures are excluded, as the effect would have been anti-dilutive.

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

	October 12,	March 30,	October 13,
	2002	2002	2001

Current assets	$212,593	$207,530	$217,671
Current liabilities	127,405	121,229	134,396
Noncurrent assets	322,794	331,074	331,793
Noncurrent liabilities	120,010	120,997	121,213

	16 Weeks Ended		28 Weeks Ended

	October 12,	October 13,	October 12,	October 13,
	2002	2001	2002	2001

Total revenues	$514,582	$580,517	$899,736	$1,018,178
Gross profit	154,563	150,336	273,486	265,197
Net income	4,186	8,318	9,636	14,984

Note E – Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement was effective for the Company at the beginning of fiscal year 2003 and had no impact on the Company’s statements for the current quarter.

In April 2002, the FASB issued Statement No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Certain provisions of FAS 145 were effective May 15, 2002 and did not have a material impact on the Company. The remaining provisions are effective for years beginning after May 15, 2002 (the Company’s 2004 fiscal year) and the Company is currently evaluating the effects, if any, that this standard will have on its results of operations and financial position.

In June 2002, the FASB issued Statement No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 is to be applied prospectively to covered activities initiated after December 31, 2002 (the Company’s third quarter). The Company is currently evaluating the effects, if any, that this standard will have on its results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report includes certain forward-looking statements (statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties. The forward-looking statements and the Company’s future results, liquidity and capital resources are subject to the following risks and uncertainties: the entry of new competitive stores and their impact on the Company; softness in the local economy and the general retail food industry; the level of discounting by competitors; uncertainties regarding future real estate gains; food deflation stability and timing of distribution incentives from suppliers; the impact of any acquisitions and dispositions; the level of margins achievable in the Company’s operating divisions and their ability to minimize operating expenses; the success of the Company’s new and remodeled stores, including image and rebranding programs; the successful economic implementation of new technology; uncertainties related to state and federal taxation and tobacco and environmental legislation; the successful integration of acquisitions; the timely and on budget completion of store construction, expansion, conversion and remodeling; the ability to complete share repurchases, and other known and unknown risks and uncertainties. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

General

At October 12, 2002, Marsh Supermarkets, Inc. (the “Company” or “Marsh”) operated 112 supermarkets and 170 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh also owns and operates a food services division, which provides upscale catering, vending, concession and business cafeteria management services, and a floral division, which operates five upscale retail floral shops under the name of McNamara and one business florist under the name Enflora.

Results of Operations

Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

	Second Quarter			Year - to - Date

	Percent of Revenues			Percent of Revenues
			Percent			Percent
	2002	2001	Change	2002	2001	Change

Total revenues	100.0%	100.0%	1.3%	100.0%	100.0%	1.8%
Gross profit	30.0%	29.5%	3.0%	30.4%	29.7%	4.1%
Selling, general and administrative	27.0%	26.3%	3.9%	26.9%	26.1%	4.7%
Depreciation	1.5%	1.4%	8.4%	1.5%	1.3%	12.1%
Operating income	1.6%	1.9%	(14.3%)	2.1%	2.3%	(7.6%)
Interest	1.4%	1.3%	10.4%	1.4%	1.3%	8.9%
Income taxes	0.1%	0.2%	(38.6%)	0.3%	0.3%	(13.2%)
Income from continuing operations	0.1%	0.4%	(84.2%)	0.4%	0.6%	(38.8%)

Total Revenues

In the second quarter of 2003, consolidated total revenues were $514.6 million, compared to $508.2 million in the second quarter of 2002. Supermarket revenues increased $2.1 million, Village Pantry revenues increased $0.8 million and Crystal Food Service revenues increased $2.5 million. Sales, excluding fuel, decreased 1.5%. Sales in comparable supermarkets and convenience stores, including replacement stores and format conversions, but excluding fuel, decreased 3.1% from the second quarter of 2002, compared to a 4.9% increase in the second quarter of 2002 over the year earlier quarter. Increased competitive square footage and promotions, a weak economy and food deflation all contributed to the decline in same store sales. Consolidated total revenues for the second quarter of 2003 included gains of $1.9 million from sales of real estate in the normal course of business, compared to $1.4 million in 2002. Although results may vary from period to period, future real estate gains are not expected to equal or exceed historical levels due to the limited real estate holdings available for sale in the normal course of business, which could materially adversely affect the Company’s results of operations.

For the twenty-eight weeks ended October 12, 2002, consolidated total revenues increased $16.3 million, or 1.8%, from the same twenty-eight week period of 2002 to $899.8 million. Supermarket revenues increased $11.6 million, Village Pantry revenues decreased $2.8 million, Crystal Food Service revenues increased $3.8 million and gains on sales of real estate increased $1.7 million. Sales, excluding fuel, decreased 1.2%. Sales in comparable stores, including replacement stores and format conversions, but excluding fuel, decreased 3.0% from the twenty-eight weeks of 2002 compared to a 4.0% increase in 2002 over the year earlier period. Increased competitive square footage and promotions, a weak economy and food deflation all contributed to the decline in same store sales. Consolidated total revenues for the twenty-eight weeks of 2003 included gains of $3.5 million from sales of real estate, compared to $1.9 million for the year earlier period.

Gross Profit

Gross profit is calculated net of warehousing, transportation, and promotional expenses. In the second quarter of 2003, consolidated gross profit increased $4.4 million, or 3.0%, from the second quarter of 2002 to $154.6 million. As a percentage of revenues, consolidated gross profit was 30.0% in the second quarter of 2003 compared to 29.5% for the same quarter in 2002. Gross profit in the current quarter includes a $1.2 million one-time inventory gain resulting from an increase in cigarette state excise taxes. As a percentage of revenues, gross profit increased in supermarkets, declined in convenience stores and declined slightly in the food service division.

For the twenty-eight weeks ended October 12, 2002, consolidated gross profit increased $10.8 million, or 4.1%, from the year earlier to $273.5 million primarily due to the acquisition of O’Malia Food Markets in October 2001 and increased revenues at a higher gross profit rate in the food service division. As a percentage of revenues, consolidated gross profit was 30.4% in the current year compared to 29.7% for 2002. As a percentage of revenues, gross profit increased in the supermarket and food service divisions, but declined slightly in convenience stores.

Selling, General and Administrative Expenses

In the second quarter of 2003, consolidated selling, general and administrative (SG&A) expenses increased $5.3 million, or 3.9%, from the second quarter of 2002 to $138.7 million. As a percentage of revenues, SG&A expenses were 27.0% in the second quarter of 2003, compared to 26.3% in the second quarter of 2002. The percent increase was partially due to the decline in sales reducing leverage against fixed costs. Approximately half of the dollar increase resulted from new stores, with the remainder primarily attributable to increased medical costs, building rent for stores sold and leased back, credit and debit card transaction fees, and workers compensation costs. Also, the Company incurred a $0.5 million expense in the quarter for a customer trip to replace a trip cancelled following the events of September 11, 2001. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, decreased 4.1% primarily reflecting the same store sales decline and continued efforts on labor efficiency and scheduling.

For the twenty-eight weeks in 2003, SG&A expenses increased $10.9 million, or 4.7%, from the comparable twenty-eight weeks in 2002. As a percentage of revenues, consolidated SG&A expenses increased to 26.9% from 26.1% in 2002. In identical stores, wage expense decreased 3.4% from the comparable twenty-eight weeks of the prior year primarily reflecting the same store sales decline and continued efforts on labor efficiency and scheduling.

Depreciation Expense

Depreciation expense for the second quarter of 2003 was $7.5 million, compared to $6.9 million for the second quarter of 2002. The increase is attributable to capital investment in new and remodeled stores. As a percentage of revenues, depreciation expense was 1.5% for the second quarter of 2003, compared to 1.4% for the prior year quarter.

For the twenty-eight weeks in 2003, depreciation expense was $13.1 million, compared to $11.7 million for the twenty-eight weeks in 2002. As a percentage of revenues, depreciation expense was 1.5% for the twenty-eight weeks in 2003, compared to 1.3% for the comparable weeks of the prior year.

Operating Income

Operating income (income from continuing operations before interest and taxes) was $8.3 million for the second quarter of 2003, compared to $9.7 million for the second quarter of 2002 as the increases in SG&A expenses and depreciation exceeded the increase in gross profit. As a percentage of revenues, operating income was 1.6% in 2003, compared to 1.9% for the second quarter of 2002.

Operating income was $18.7 million for the twenty-eight weeks in 2003, compared to $20.3 million for the year earlier period. As a percentage of revenues, operating income was 2.1% for the twenty-eight weeks in 2003, compared to 2.3% for the comparable period in 2002.

Interest Expense

Interest expense for the second quarter of 2003 was $7.4 million, compared to $6.7 million for the second quarter of 2002 due primarily to capital leases entered into since October 13, 2001. Interest expense as a percentage of sales was 1.4% in 2003 compared to 1.3% in 2002.

For the twenty-eight weeks in 2003, interest expense was $12.8 million, compared to $11.8 million in 2002. As a percentage of revenues, interest expense was 1.4% for the twenty-eight weeks in 2003, compared to 1.3% for the comparable period in 2002.

Income Taxes

For the second quarter of 2003, the effective income tax rate was not meaningful due to the low level of income before taxes. The effective income tax rate for the second quarter of 2002 was 31.5%. For the twenty-eight weeks of 2003, the effective income tax rate was 41.0%, compared to 32.9% for the comparable weeks in 2002. The increase in effective income tax rate in 2003 results primarily from the inability to deduct charitable donations of food.

Income from Continuing Operations

Income from continuing operations for the second quarter of 2003 was $0.3 million, compared to $2.0 million for the second quarter of 2002. Decreased operating income, increased interest expense and a higher effective income tax rate account for the decline. As a percentage of revenues, income from continuing operations was 0.1% for the second quarter of 2003 compared to 0.4% in 2002.

For the twenty-eight weeks of 2003, income from continuing operations was $3.5 million, compared to $5.7 million in 2002. Decreased operating income, increased interest expense and a higher effective income tax rate account for the decline. As a percentage of revenues, income from continuing operations was 0.4% for the twenty-eight weeks of 2003 compared to 0.6% for the year earlier period.

Discontinued Operation

During the quarter ended October 13, 2001, the Company sold certain assets of its wholesale division. The discontinued operation reported an after tax loss of $1.1 million in the second quarter of 2002. For the twenty-eight weeks of 2002, the discontinued operation reported a loss of $0.9 million. The sale resulted in a net gain of $3.3 million in the second quarter of 2002.

Capital Expenditures

The Company’s capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financing, including capital and operating leases.

During the first half of 2003, two Marsh supermarkets were remodeled, one new LoBill Foods was opened, one Marsh supermarket was converted to the LoBill format and one Savin$ Mercado, an Hispanic market, was opened. Also, a new frozen food distribution center began operation and a coffee roasting operation was acquired. A remodel and re-image program for 101 Village Pantry convenience stores was initiated with thirty-five stores completed to date and the remainder scheduled for completion during the third quarter. Seventeen older, lower volume convenience stores were closed during the second quarter; the closings and future disposition of those stores are not expected to have a material impact on the Company’s results of operations. In 2003, the Company also plans to remodel two Marsh supermarkets and install new energy management systems in 103 supermarkets. The cost of these projects and other capital commitments is estimated to be $60 million. Of this amount, the Company plans to fund $40 million through sale/leasebacks, $13 million through equipment leasing and the remainder from internally generated funds. As of October 12, 2002, the Company had capital spending of $41 million.

The Company’s plans with respect to store construction, expansion, conversion and remodeling are subject to known and unknown risks and uncertainties and may be revised in light of changing conditions, such as availability and cost of financing, competitive influences, its ability to successfully negotiate site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible that projects described above may not commence, others may be added, a portion of planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year and the Company may use other or different financing arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities in the first half of 2003 was $20.1 million, compared to $15.4 million in the first half of 2002. The increase in net cash provided by operating activities was due primarily to a smaller increase of seasonal inventory compared to the year earlier period and a reduction of accounts receivable. Working capital declined $1.9 million from March 30, 2002. Changes in working capital included a $5.1 million increase in inventory to support seasonal sales levels.

The Company has an unsecured revolving credit facility that permits total borrowings of up to $100.0 million, with $10.0 million designated solely for the conversion of 7% convertible debentures maturing in February 2003. The Company had borrowings of $9.0 million under the facility at October 12, 2002. Interest rates are based on LIBOR or floating prime rate and the facility matures in February 2005. The credit facility contains certain debt covenants, including limits on future indebtedness, cash dividends, repurchases of common stock and disposition of assets. Under the most restrictive debt covenant, the Company would have had additional permitted borrowing of $51.8 million as of October 12, 2002.

The Company also has a bank commitment that provides $3.0 million in short-term borrowing at rates based upon the federal funds rate, none of which was utilized at October 12, 2002.

Convertible debentures totaling $19.9 million mature in February 2003. The Company expects that proceeds from the revolving credit facility will be used to retire the debentures.

Critical Accounting Policies

The preparation of financial statements requires management to make assumptions and estimates that can have a material impact on the reported results of operations. While management applies its judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from those assumptions and it is possible that materially different amounts would be reported using different assumptions.

The Company is self-insured for most healthcare claims, workers compensation claims, and general liability and automotive liability losses. Reported claims and related loss reserves are estimated by third party administrators. Claims incurred but not reported are recorded based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances.

Pension and other retirement benefits are evaluated with the oversight of the Company’s retirement committee. Outside actuaries are consulted to determine appropriate assumptions and are engaged to perform the calculation of estimated future obligations. In 1997, the Company froze benefit accruals under its qualified defined benefit pension plan.

Long-lived assets are depreciated over estimated useful lives based on the Company’s historical experience and prevailing industry practice. Estimated useful lives are periodically reviewed to ensure they remain appropriate. Long-lived assets are tested for impairment whenever an event occurs that indicates an impairment may exist.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company, as a policy, does not engage in significant speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at October 12, 2002, a 100 basis point change in interest rates would not have had a material impact on the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this quarterly report (the “Evaluation Date”), the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within the Company.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date. There were no significant deficiencies or material weaknesses and therefore no corrective actions were taken.

Part II Other Information

Item 1. Legal Proceedings

     Not Applicable.

Item 2. Changes in Securities and Use of Proceeds

     Not Applicable.

Item 3. Defaults upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     On August 6, 2002, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons to serve as directors until the Annual Meeting of Shareholders in 2005 and until such time as their respective successors are duly elected and qualified with the number of votes cast for or withheld as set forth opposite their names

	Votes

		Withheld
Nominee	For	Authority
Charles R. Clark	2,945,779	116,680
James K. Risk, III	3,046,440	16,019
J. Michael Blakley	2,948,334	114,125
P. Lawrence Butt	3,035,686	26,773

Item 5. Other Information

     Consistent with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services were approved by the Company’s Audit Committee to be performed by Ernst & Young LLP, the Company’s independent auditors, or its affiliates principally relating to tax services and financial advisory services.

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

MARSH SUPERMARKETS, INC.

November 26, 2002	By:	/s/ Douglas W. Dougherty Douglas W. Dougherty Senior Vice President, Chief Financial Officer and Treasurer

November 26, 2002	By:	/s/ Mark A. Varner Mark A. Varner Chief Accounting Officer, Vice President - Corporate Controller

CERTIFICATIONS

I, Don E. Marsh, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Marsh Supermarkets, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002

/s/ Don E. Marsh Don E. Marsh Chief Executive Officer

I, Douglas W. Dougherty, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Marsh Supermarkets, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002

/s/ Douglas W. Dougherty Douglas W. Dougherty Chief Financial Officer