Form 10-Q
period 2003-01-04
MARSH SUPERMARKETS INC
filed 2003-02-18
CIK 62737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 4, 2003

Commission File Number 0-1532

MARSH SUPERMARKETS, INC.

(Exact name of registrant as specified in its charter)

INDIANA	35-0918179
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9800 CROSSPOINT BOULEVARD

INDIANAPOLIS, INDIANA (Address of principal executive offices)	46256-3350 (Zip Code)

(317) 594-2100
(Registrant’s telephone number, including area code)

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for at least the past 90 days.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes
No x

     Number of shares outstanding of each class of the registrant’s common stock as of January 17, 2003:

Class A Common Stock	-	3,832,538 shares
Class B Common Stock	-	4,129,679 shares

7,962,217 shares

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MARSH SUPERMARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	12 Weeks Ended		40 Weeks Ended

	January 4,	January 5,	January 4,	January 5,
	2003	2002	2003	2002

Sales and other revenues	$382,305	$385,064	$1,278,522	$1,266,658
Gains from sales of property	406	771	3,952	2,658

Total revenues	382,711	385,835	1,282,474	1,269,316
Cost of merchandise sold, including warehousing and transportation	268,878	267,749	895,128	888,515

Gross profit	113,833	118,086	387,346	380,801
Selling, general and administrative	101,586	101,587	343,239	332,330
Depreciation	5,633	5,779	18,750	17,476

Operating income	6,614	10,720	25,357	30,995
Interest	5,416	5,138	18,249	16,923
Other non-operating income	(971)	—	(971)	—

Income from continuing operations before income taxes	2,169	5,582	8,079	14,072
Income taxes	965	1,837	3,390	4,630

Income from continuing operations	1,204	3,745	4,689	9,442
Discontinued operation:
Loss from operations, net of tax	—	—	—	(859)
Gain (loss) on disposal, net of tax	25	(390)	(174)	2,885

Net income	$1,229	$3,355	$4,515	$11,468

Basic earnings per common share:
Continuing operations	$.15	$.47	$.59	$1.19
Discontinued operation	—	(.05)	—	(.16)
Gain (loss) on disposal of discontinued operation	—	—	(.02)	.41

Net income	$.15	$.42	$.57	$1.44

Diluted earnings per common share:
Continuing operations	$.15	$.42	$.57	$1.07
Discontinued operation	—	(.04)	—	(.13)
Gain (loss) on disposal of discontinued operation	—	—	(.02)	.35

Net income	$.15	$.38	$.55	$1.29

Dividends per share	$.11	$.11	$.33	$.33

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 4,	March 30,	January 5,
	2003	2002	2002

	(Unaudited)	(Note A)	(Unaudited)

Assets
Current assets:
Cash and equivalents	$36,634	$37,516	$33,536
Accounts receivable	35,594	33,613	36,128
Inventories, less LIFO reserve: January 4, 2003 - $1,899; March 30, 2002 - $1,899; January 5, 2002 - $2,636	136,609	132,940	139,108
Prepaid expenses	5,898	7,639	5,928
Recoverable income taxes	—	1,021	—

Total current assets	214,735	212,729	214,700
Property and equipment, less allowances for depreciation	308,258	318,650	317,058
Other assets	47,234	51,851	54,093

	$570,227	$583,230	$585,851

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable to bank	$—	$1,300	$2,900
Accounts payable	77,953	71,640	72,255
Accrued liabilities	57,845	57,972	61,962
Current maturities of long-term liabilities	3,389	2,727	2,558

Total current liabilities	139,187	133,639	139,675
Long-term liabilities:
Long-term debt	203,002	237,823	245,474
Capital lease obligations	29,225	25,933	15,160

Total long-term liabilities	232,227	263,756	260,634
Deferred items:
Income taxes	19,297	16,472	16,641
Other	35,950	28,566	23,252

Total deferred items	55,247	45,038	39,893
Shareholders’ Equity:
Common stock, Classes A and B	26,424	26,403	26,158
Retained earnings	137,423	135,534	134,473
Cost of common stock in treasury	(14,704)	(14,509)	(13,613)
Notes receivable – stock options	(173)	(1,037)	(1,024)
Deferred cost restricted stock	(80)	(270)	(345)
Accumulated other comprehensive loss	(5,324)	(5,324)	—

Total shareholders’ equity	143,566	140,797	145,649

	$570,227	$583,230	$585,851

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	40 Weeks Ended

	January 4,	January 5,
	2003	2002

Operating activities
Net income	$4,515	$11,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,750	17,849
Amortization of other assets	1,161	2,057
Gain on disposal of discontinued operation	—	(2,885)
Changes in operating assets and liabilities	12,341	982
Other operating activities	(1,152)	(1,734)

Net cash provided by operating activities	35,615	27,737
Investing activities
Net acquisition of property, equipment and land	(33,305)	(48,443)
Proceeds from sale of discontinued operation	—	14,062
Other investing activities	(349)	(1,345)

Net cash used for investing activities	(33,654)	(35,726)
Financing activities
Proceeds (payments) of short-term borrowing	(1,300)	2,900
Proceeds from long-term borrowings	29,000	38,000
Payments of long-term debt and capital leases	(64,036)	(39,681)
Proceeds from sale/leasebacks	36,297	13,572
Purchase of shares for treasury	(325)	(2,560)
Stock options exercised	4	611
Cash dividends paid	(2,630)	(2,658)
Other financing activities	147	84

Net cash provided by (used for) financing activities	(2,843)	10,268

Net increase (decrease) in cash and equivalents	(882)	2,279
Cash and equivalents at beginning of period	37,516	31,257

Cash and equivalents at end of period	$36,634	$33,536

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts or as otherwise noted)

January 4, 2003

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

The condensed consolidated financial statements for the twelve and forty week periods ended January 4, 2003 and January 5, 2002, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented. Certain amounts in the 2002 financial statements were reclassified to conform with the 2003 presentation.

Operating results for the forty week period ended January 4, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 2003.

Note B – Discontinued Operation
 On October 5, 2001, the Company completed the sale of certain assets of its wholesale division. The sale included inventory, property, buildings and equipment, and certain other assets plus the assumption by the buyer of certain liabilities. Proceeds of $14.1 million from the sale were used primarily to reduce amounts outstanding under the Company’s revolving credit facility. A gain of $4.2 million ($2.7 million after tax) was recognized in 2002. The remaining assets and liabilities from the discontinued operation included in the condensed consolidated balance sheet at January 4, 2003 are not material.

Note C — Earnings Per Share
 The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per common share:

	12 Weeks Ended		40 Weeks Ended

	January 4,	January 5,	January 4,	January 5,
	2003	2002	2003	2002

Income from continuing operations	$1,204	$3,745	$4,689	$9,442
Discontinued operation:
Loss from operations	—	—	—	(859)
Gain (loss) on disposal	25	(390)	(174)	2,885

Numerator for basic earnings per share	1,229	3,355	4,515	11,468
Effect of convertible debentures	179	215	620	721

Numerator for diluted earnings per share - income after assumed conversions	$1,408	$3,570	$5,135	$12,189

Weighted average shares outstanding	7,962	8,012	7,970	8,026
Non-vested restricted shares	(24)	(38)	(26)	(62)

Denominator for basic earnings per share	7,938	7,974	7,944	7,964
Effect of dilutive securities:
Non-vested restricted shares	24	38	26	62
Stock options	80	123	163	133
Convertible debentures	1,284	1,284	1,284	1,284

Denominator for diluted earnings per share - adjusted weighted average shares	9,326	9,419	9,417	9,443

Note D – Long-Term Debt and Guarantor Subsidiaries
 Other than three inconsequential subsidiaries, all of the Company’s subsidiaries (the “guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under the 8 7/8% senior subordinated notes. The guarantors are wholly owned subsidiaries of the Company. The Company has not presented separate financial statements and other disclosures concerning each guarantor because management believes such information is not material to investors.

Summarized combined financial information for the guarantors is set forth below:

	January 4,	March 30,	January 5,
	2003	2002	2002

Current assets	$214,735	$207,530	$210,093
Current liabilities	130,528	121,229	123,406
Noncurrent assets	314,489	331,074	332,470
Noncurrent liabilities	121,989	120,997	121,313

	12 Weeks Ended		40 Weeks Ended

	January 4,	January 5,	January 4,	January 5,
	2003	2002	2003	2002

Total revenues	$382,703	$373,035	$1,282,439	$1,391,213
Gross profit	113,790	114,366	387,276	379,563
Net income	3,183	6,228	12,714	21,216

Note E – Recent Accounting Pronouncements
 In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement was effective for the Company at the beginning of fiscal year 2003 and had no impact on the Company’s financial statements for the current quarter.

In April 2002, the FASB issued Statement No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Certain provisions of FAS 145 were effective May 15, 2002 and did not have a material impact on the Company. The remaining provisions become effective for the fiscal year beginning after May 15, 2002 (the Company’s 2004 fiscal year) and the Company is currently evaluating the effects, if any, that this standard may have on its results of operations or financial position.

In June 2002, the FASB issued Statement No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 is to be applied prospectively to covered activities initiated after December 31, 2002. The standard had no effect on the Company’s results of operations or financial position for the current quarter.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The disclosure provisions of the Statement will be effective for the Company’s year ending March 29, 2003.

In November 2002, the FASB issued FASB Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation had no effect on the Company’s results of operations or financial position for the current quarter.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The interpretation will be effective for the Company’s year ending March 29, 2003 and the Company is currently evaluating the effects, if any, that this interpretation may have on its results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements
 This report includes certain forward-looking statements (statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties, many of which are out of the Company’s control. The forward-looking statements and the Company’s future results, liquidity and capital resources are subject to the following risks and uncertainties: the entry of new competitive stores and their impact on the Company; softness in the local and national economies and the general retail food industry; the level of discounting and promotional spending by competitors; the Company’s ability to implement its improvement initiatives; the ability of the Company to predict and respond to changes in customer preferences and lifestyles; food price deflation; uncertainties regarding future real estate gains; stability and timing of distribution incentives from suppliers; the Company’s ability to control cost including labor, medical, rent, credit card, and workers compensation and general liability expense; the impact of any acquisitions and dispositions; the level of margins achievable in the Company’s operating divisions; uncertainties regarding gasoline prices and margins; the success of the Company’s new and remodeled stores, including image and rebranding programs; the successful economic implementation of new technology; uncertainties related to state and federal taxation and tobacco and environmental legislation; the successful integration of acquisitions; potential interest rate increases on variable rate debt; the timely and on budget completion of store construction, expansion, conversion and remodeling; the ability to complete share repurchases, and other known and unknown risks and uncertainties. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

General
 At January 4, 2003, Marsh Supermarkets, Inc. (the “Company” or “Marsh”) operated through wholly owned subsidiaries 111 supermarkets and 167 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh also owns and operates Crystal Food Services which provides upscale catering, vending, concession and business cafeteria management services, and McNamara which operates five upscale retail floral shops under the name of McNamara and one business florist under the name Enflora.

Results of Operations
 Results of operations for interim periods do not necessarily reflect the results of operations that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

	Third Quarter			Year - to - Date

	Percent of Revenues			Percent of Revenues
			Percent			Percent
	2003	2002	Change	2003	2002	Change

Total revenues	100.0%	100.0%	(0.8)%	100.0%	100.0%	1.0%
Gross profit	29.7%	30.6%	(3.6)%	30.2%	30.0%	1.7%
Selling, general and administrative	26.5%	26.3%	—	26.8%	26.2%	3.3%
Depreciation	1.5%	1.5%	(2.5)%	1.5%	1.4%	7.3%
Operating income	1.7%	2.8%	(38.3)%	2.0%	2.4%	(18.2)%
Interest	1.4%	1.3%	5.4%	1.4%	1.3%	7.8%
Other non-operating income	0.3%	—	—	0.1%	—	—
Income taxes	0.3%	0.5%	(47.5)%	0.3%	0.4%	(26.8)%
Income from continuing operations	0.3%	1.0%	(67.9)%	0.4%	0.7%	(50.3)%

Total Revenues
 In the third quarter of 2003, consolidated total revenues were $382.7 million, compared to $385.8 million in the third quarter of 2002. Supermarket revenues decreased $10.5 million, Village Pantry revenues increased $4.9 million and Crystal Food Service revenues increased $2.4 million. Consolidated sales, excluding fuel, decreased 3.3%. Sales in comparable supermarkets and convenience stores, including replacement stores and format conversions, but excluding fuel sales, decreased 3.8% from the third quarter of 2002 compared to a 0.4% increase in 2002 over the year earlier period. Increased competitive square footage and promotions, a weak economy and food price deflation all contributed to the decline in same store sales. Consolidated total revenues for the third quarter of 2003 included $0.4 million gains from sales of property in the normal course of business, compared to $0.8 million in 2002. Although results may vary from period to period, future real estate gains are not expected to equal or exceed historical levels due to the limited real estate holdings available for sale in the normal course of business, which could materially adversely affect the Company’s results of operations.

For the forty weeks ended January 4, 2003, consolidated total revenues increased $13.2 million, or 1.0%, from the same forty-week period of 2002 to $1,282.5 million. Supermarket revenues increased $1.0 million, Village Pantry revenues increased $2.1 million, Crystal Food Service revenues increased $6.2 million and gains from sales of real estate increased $1.3 million. Consolidated retail sales, excluding fuel sales, decreased 1.8%. Sales in comparable stores, including replacement stores and format conversions, but excluding fuel sales, decreased 3.3% from the forty weeks of 2002 compared to a 2.9% increase in 2002 over the year earlier period. Increased competitive square footage and promotions, a weak economy and food price deflation all contributed to the decline in same store sales. Consolidated total revenues for the forty weeks of 2003 included $4.0 million gains from sales of real estate compared to $2.7 million for the year earlier period.

Gross Profit
 Gross profit is calculated net of warehousing, transportation, and promotional expenses. In the third quarter of 2002, consolidated gross profit decreased $4.3 million, or 3.6%, from the third quarter of 2002 to $113.8 million. Consolidated gross profit as a percentage of total revenues was 29.7% for the third quarter of 2003 compared to 30.6% for the year earlier quarter. Excluding Village Pantry fuel, gross profit as a percentage of revenues was 31.3% in 2003 compared to 31.5% for 2002. Gross profit as a percentage of revenues declined in supermarkets due to competitive promotions and food price deflation, increased in Crystal Food Services and was essentially unchanged for Village Pantry inside sales.

For the forty weeks ended January 4, 2003, consolidated gross profit increased $6.5 million, or 1.7%, from the same period of 2002 to $387.3 million. Consolidated gross profit as a percentage of revenues was 30.2% in 2003 compared to 30.0% for 2002. Excluding Village Pantry fuel, consolidated gross profit as a percentage of revenues was 31.6% for the forty weeks of 2003 compared to 31.3% for same period of 2002. Gross profit as a percentage of revenues improved slightly in supermarkets, increased in Crystal Food Services and decreased for Village Pantry inside sales.

Selling, General and Administrative Expenses
 In the third quarter of 2003, consolidated selling, general and administrative (SG&A) expenses were $101.6 million and were unchanged from the third quarter of 2002. Higher medical benefits costs, workers compensation costs and credit/debit card transaction fees in 2003 were all essentially offset by lower store wages. Wages in stores open both quarters, excluding supermarket conversions to the LoBill format, decreased 5.7% due to continued efforts on labor efficiency. As a percentage of total revenues, SG&A expenses were 26.5% in the third quarter of 2003 compared to 26.3% for the third quarter of 2002. The increase as a percentage of revenues was attributable to the decline in total revenues.

For the forty weeks ended January 4, 2003, SG&A expenses increased $10.9 million, or 3.3%, from the comparable forty weeks in 2002. As a percentage of total revenues SG&A expenses increased to 26.8% in 2003 from 26.2% in 2002 for the reasons previously discussed. In identical stores, wage expense decreased 4.1% from the year earlier forty-week period reflecting the same store sales decline and continued efforts on labor efficiency.

Depreciation Expense
 Depreciation expense for the third quarter of 2003 was $5.6 million, compared to $5.8 million for the third quarter of 2002. Depreciation expense as a percentage of revenues was 1.5% for the third quarter of both years.

For the forty weeks ended January 4, 2003, depreciation expense was $18.8 million, compared to $17.5 million for the forty weeks in 2002. Depreciation expense as a percentage of revenues was 1.5% for the forty weeks of 2003, compared to 1.4% for the comparable weeks of the prior year.

Operating Income
 Operating income (income from continuing operations before interest and taxes) was $6.6 million for the third quarter of 2003, compared to $10.7 million for the third quarter of 2002, with the decline attributable primarily to the $4.3 million decrease in gross profit. Operating income as a percentage of revenues was 1.7% for the third quarter of 2003, compared to 2.8% for the third quarter of 2002.

For the forty weeks ended January 4, 2003, operating income was $25.4 million compared to $31.0 million for the year earlier period. The $1.3 million increase from sales of real estate plus the $6.5 million increase in gross profit were outpaced by $10.9 million in higher SG&A expenses. Operating income as a percentage of revenues was 2.0% for the forty weeks of 2003 and 2.4% for the forty weeks of 2002.

Other Non-operating Income
 During the quarter ended January 4, 2003, the Company purchased $15.0 million of its 8 7/8% senior subordinated debentures in various transactions at 91.25% to 93% of face value. The transactions resulted in a gain, net of pro rata issuance costs, of $1.0 million.

Interest Expense
 Interest expense for the third quarter of 2003 was $5.4 million compared to $5.1 million for the third quarter of 2002 due primarily to capital leases entered into after the second quarter of 2002. Interest expense as a percentage of revenues was 1.4% for the third quarter of 2003 compared to 1.3% for the third quarter of 2002.

For the forty weeks ended January 4, 2003, interest expense was $18.2 million compared to $16.9 million for the forty weeks of 2002 due primarily to capital leases entered into since October 2001. Interest expense as a percentage of revenues was 1.4% for the forty weeks of 2003 and 1.3% for the forty weeks of 2002.

Income Taxes
 For the third quarter of 2003, the effective income tax rate was 44.5% compared to 32.9% for the prior year quarter. For the forty weeks ended January 4, 2003, the effective income tax rate was 42.0% compared to 32.9% for the comparable weeks of 2002. It is expected that the effective rate will be 42.0% for 2003 with the increase resulting primarily from the inability to deduct charitable donations of food.

Income from Continuing Operations
 Income from continuing operations for the third quarter of 2003 was $2.2 million compared to $5.6 million for the third quarter of 2002. Lower operating income combined with higher interest expense and a higher effective tax rate exceeded other non-operating income. Income from continuing operations as a percentage of revenues was 0.3% for the third quarter of 2003 compared to 1.0% for the third quarter of 2002.

For the forty weeks of 2003, income from continuing operations was $4.7 million compared to $9.4 million for the forty weeks of 2002. Lower operating income combined with higher interest expense and a higher effective tax rate, exceeded other non-operating income. Income from continuing operations as a percentage of revenues was 0.4% for the forty weeks in 2003 compared to 0.7% for the forty weeks of 2002.

Discontinued Operation
 During the second quarter of 2002, the Company sold certain assets of its wholesale division. The discontinued operation reported nominal income/expense for the third quarters of 2003 and 2002, and the forty weeks ended in 2003, resulting from adjustments to assets and liabilities remaining after the sale. For the forty weeks of 2002, the discontinued operation reported a net loss of $0.9 million and a net gain on disposal of $2.9 million.

Subsequent Events
 Subsequent to January 4, 2003, the Company announced a reduction in headquarters staffing, the discontinuance of its home delivery service and the closing of a LoBill supermarket. As a result of the headquarters staffing reduction, the Company expects to take an approximate $1.0 million charge against earnings in the fourth quarter.

In response to the recent decline in same store sales, combined with the expectation that certain expenses, particularly medical costs, workers compensation costs, credit card fees, utilities and insurance, will continue to increase, the Company’s management has identified a number of potential cost improvement initiatives that the Company plans to pursue during the fourth quarter and in fiscal year 2004. Those initiatives include seeking greater efficiencies in store labor scheduling, changes to employee medical benefits plans, lowering interest expense by replacing fixed rate debt with lower variable rate debt, improvements in warehousing and delivery logistics, selective store closings, and the aforementioned reduction in headquarters staffing and discontinuance of home delivery service. Given the difficult competitive environment, and known and unknown risks and uncertainties associated with these initiatives, there can be no assurances regarding the ultimate impact of these initiatives on the Company’s results of operations or financial condition (see “Cautionary Note Regarding Forward-Looking Statements”).

Capital Expenditures
 The Company’s capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financing, including capital and operating leases.

During the forty weeks of 2003, two Marsh supermarkets were remodeled, one new LoBill Foods was opened, one Marsh supermarket was converted to the LoBill format and one Savin$ Mercado, an Hispanic market, was opened. Also, a new frozen food distribution center began operation and a coffee roasting operation was acquired. A remodel and re-image program for 101 Village Pantry convenience stores was initiated with seventy-five stores completed and the remainder scheduled for completion during the fourth quarter. Seventeen older, lower volume convenience stores were closed during the second quarter; the closings and future disposition of those stores are not expected to have a material impact on the Company’s results of operations. During the remainder of 2003, the Company also plans to remodel one Marsh supermarket and install new energy management systems in 103 supermarkets. For 2003, the cost of these projects and other capital commitments is estimated to be $55-60 million. Of this amount, the Company plans to fund $40 million through sale/leasebacks, $15 million through equipment leasing and the remainder from internally generated funds. As of January 4, 2003, the Company had capital expenditures, including operating leases, of $47 million.

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

Liquidity and Capital Resources
 Net cash provided by operating activities for the forty weeks ended January 4, 2003 was $35.6 million, compared to $27.7 million for the year earlier period. The increase in net cash provided by operating activities was due primarily to increases in accounts payable and accrued expenses, net of the decline in net income from continuing operations. Working capital decreased $3.5 million to $75.5 million from March 30, 2002. Changes in working capital included a $6.3 million increase in accounts payable and a $1.3 million decrease in notes payable to bank.

The Company has an unsecured revolving credit facility that permits total borrowings of up to $100.0 million, with $10.0 million designated solely for the conversion of 7% convertible debentures maturing in February 2003. The Company had borrowings of $10.0 million under the facility at January 4, 2003. Interest rates are based on LIBOR or floating prime rate and the facility matures in February 2005. The credit facility contains certain debt covenants, including limits on future indebtedness, cash dividends, repurchases of common stock and disposition of assets. Under the most restrictive debt covenant, the Company would have had additional permitted borrowing of $52.4 million as of January 4, 2003.

The Company also has a bank commitment that provides $3.0 million in short-term borrowing at rates based upon the federal funds rate, none of which was utilized at January 4, 2003.

During the twelve weeks ended January 4, 2003 the Company purchased and retired $15.0 million of its 8 7/8% senior subordinated notes in various transactions at 91.25% to 93% of face value. The transactions resulted in a gain of $1.0 million. The balance of senior subordinated notes outstanding at January 4, 2003, was $135.0 million.

The Company’s 7% convertible debentures totaling $19.9 million mature in February 2003. The Company expects that borrowings from the revolving credit facility will be used to retire the debentures.

Critical Accounting Policies
 The preparation of financial statements requires management to make assumptions and estimates that could have a material impact on the reported results of operations. While management applies its judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from those assumptions and it is possible that materially different amounts would be reported using different assumptions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company, as a policy, does not engage in significant speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at January 4, 2003, a 100 basis point change in interest rates would not have had a material impact on the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
 Within 90 days prior to the date of this report (the “Evaluation Date”), the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within the Company.

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

     Not Applicable.

Item 3. Defaults upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     On February 13, 2003, the Board of Directors approved an increase of the quarterly dividend payable on the outstanding shares of its Class A Common Stock and Class B Common Stock by $.02 per share. The increased dividend is payable May 5, 2003 to shareholders of record on April 18, 2003.

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are included herein:

Exhibit 4.1 -	First Amendment to Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of December 27, 2002.
Exhibit 10.1 -	Employment Agreement between Marsh Supermarkets, LLC and Frank J. Bryja, dated as of September 15, 2002.
Exhibit 10.2 -	First Amendment to 1999 Senior Executive Supplemental Retirement Plan, dated as of February 13, 2003.
Exhibit 99.1 -	Section 906 Certificate of Don E. Marsh.
Exhibit 99.2 -	Section 906 Certificate of Douglas W. Dougherty.

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH SUPERMARKETS, INC.

February 18, 2003	By:	/s/ Douglas W. Dougherty

Douglas W. Dougherty Senior Vice President, Chief Financial Officer and Treasurer

February 18, 2003	By:	/s/ Mark A. Varner

Mark A. Varner Chief Accounting Officer, Vice President — Corporate Controller

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

Date: February 18, 2003

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

Date: February 18, 2003

/s/ Douglas W. Dougherty

Douglas W. Dougherty Chief Financial Officer