Form 10-K
period 2003-03-29
MARSH SUPERMARKETS INC
filed 2003-06-27
CIK 62737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended March 29, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   ☐   Yes   No   ☒

     Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant as of June 16, 2003 was: $23,798,375 and $29,714,557, respectively. This calculation assumes all shares of Common Stock beneficially held by benefit plans, officers and members of the Board of Directors of the Registrant are owned by “affiliates”, a status which each of the officers and directors individually disclaims.

     At June 16, 2003, there were 3,817,538 shares of Class A Common Stock and 4,131,074 shares of Class B Common Stock outstanding.

     Portions of the 2003 Annual Report to Shareholders are incorporated by reference into Part II.

     Portions of the Proxy Statement for the Annual Shareholders’ Meeting to be held August 5, 2003, are incorporated by reference into Part III.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:
Item 14. Controls and Procedures
PART IV
Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Exhibit Index
EX-4.M AMENDED CREDIT AGREEMENT 03/21/03
EX-4.N AMENDED CREDIT AGREEMENT 05/23/03
EX-10.U EMPLOYMENT AGREEMENT DON E. MARSH 08/03/99
EX-10.V EMPLOYMENT AGREEMENT D A MARSH 08/09/02
EX-10.W EMPLOYMENT AGREEMENT W L MARSH 08/03/99
EX-10.X EMPLOYMENT AGREEMENT P L BUTT 08/03/99
EX-10.Z EMPLOYMENT AGREEMENT D DOUGHERTY 08/03/99
EX-10.AA EMPLOYMENT AGREEMENT J A BAYT 03/30/03
EX-10.AB DOLLAR INSURANCE AGREEMENT D DOUGHERTY
EX-10.AC DOLLAR INSURANCE AGREEMENT P L BUTT
EX-10.AD DOLLAR INSURANCE AGREEMENT TRUST
EX-10.AE DOLLAR INSURANCE AGREEMENT D A MARSH
EX-10.AF AMENDED RETIREMENT PLAN 01/01/97
EX-10.AG AMENDED RETIREMENT PLAN 12/31/98
EX-10.AH AMENDED EQUITY PLAN 01/01/89
EX-10.AI AMENDED EQUITY PLAN 12/07/01
EX-10.AJ AMENDED EQUITY PLAN 12/31/02
EX-13 PORTIONS OF 2003 ANNUAL REPORT
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23 CONSENT OF INDEPENDENT AUDITORS
EX-99.1 SARBANES 906 CERTIFICATION
EX-99.2 SARBANES 906 CERTIFICATION

PART I

Item 1. Business

General

At March 29 2003, Marsh Supermarkets, Inc. (the “Company” or “Marsh®”) operated 112 supermarkets and 167 Village Pantry® convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh also owns and operates a food services division, which provides upscale catering, vending, office coffee, coffee roasting, concession and business cafeteria management services, and a floral division, which operates six upscale retail floral shops under the name of McNamara® and one business florist under the name Enflora®. The Company may from time to time explore various strategic alternatives regarding one or more of its business divisions.

Supermarkets

At March 29, 2003, the Company operated 99 supermarkets in central Indiana and 13 in western Ohio. The 48 stores in the Indianapolis metropolitan market area constitute the Company’s major market. The remaining supermarkets operate in 38 other communities. Revenues from supermarket operations represented approximately 81% of the 2003 consolidated sales and other revenues.

The Company’s supermarket merchandising strategy emphasizes service, quality and convenient one-stop shopping at competitive prices. Of the Company’s supermarkets, 58 are open 24 hours a day and 10 are open until midnight, with the remainder having various other schedules. All stores are open seven days a week.

The Company believes providing quality merchandise is an important factor in maintaining and expanding its customer base. In recent years, the Company has devoted a greater proportion of new and remodeled stores to fresh, high quality perishables, such as produce, delicatessen items, baked goods, prepared foods, seafood and floral items. The Company believes fresh produce is an important customer draw; therefore, it focuses on buying premium quality produce worldwide. The geographic concentration of the Company’s supermarkets enables the Company to deliver fresh items to its stores quickly and frequently. An extension of this theme is convenient, high quality, ready to eat meals. The “Chef Fresh” program offers take-home items for immediate consumption in 101 stores. These products are prepared in the Company’s central kitchen, which provides fresh items to most of the Company’s divisions.

The Company’s large superstore format offers customers convenient one-stop shopping. Its Marsh supermarkets feature an extended line of traditional grocery store items as well as service and specialty departments, such as delicatessens, bakeries, prepared foods, prime cut meats, fresh seafood, floral and video rental. The Company features nationally advertised and distributed merchandise along with products under its own trademarks, service marks and trade names. Service and specialty departments included in Marsh supermarkets include delicatessens (109 stores), hot prepared foods (73), bakeries (109), prime cut service meat (71), fresh seafood (64), sushi shops (23), floral shops (67), imported cheese shops (70), wines and beer (91), salad bars (40), video rental (50), fuel kiosks (4) and Ticketmaster® outlets (31). Forty-one of the Company’s supermarkets include pharmacies in food and drug combination stores. In addition, banks or savings institutions operate branch facilities in 26 of the Company’s stores, and 95 stores offer automated teller machines (ATMs).

The Company’s superstore format is in excess of 75,000 square feet, and its modern conventional supermarket format is approximately 55,000 to 65,000 square feet. The Company currently operates six superstores and 15 modern conventional supermarkets. Approximately one-third of the sales area in these stores is devoted to merchandising fresh, high quality perishable products such as deli meats and salads, baked goods, prepared foods and produce. Approximately 57% of the total supermarket square footage has been newly constructed or remodeled in the past 10 years.

The Company has developed a smaller, low-price supermarket format with limited service and specialty departments as an alternative to the large, full service Marsh supermarket. As of March 29, 2003, the Company operated 34 of its supermarkets utilizing this concept under the trade name LoBill Foods®. There is an ongoing development program to remodel selected Marsh supermarkets to the LoBill format. The Company believes the LoBill format offers an opportunity to maximize its market share by expanding into smaller communities and inner city metropolitan areas that can be better served by that format and to appeal to the price motivated consumer in markets currently served by traditional Marsh stores. The Company also operates three limited selection, stock-up grocery stores with an every day low price format operating under the trade name Savin*$.

In 2001, the Company acquired O’Malia Food Markets and operated eight O’Malia stores as of March 29, 2003. O’Malia Food Markets are Indianapolis-based upscale neighborhood stores whose reputation has been built upon full service meat, specialty food items and the highest level of customer service. The Company believes this format offers the opportunity to enhance its market share by strategic placement of O’Malia stores in neighborhoods where consumers appreciate a selection of non-traditional grocery items and full-service.

The Company’s supermarkets range in size from 7,500 to 82,300 square feet. The average size is approximately 38,000 square feet. The Company has an ongoing development program of constructing larger Marsh supermarkets within its market area and remodeling, enlarging and replacing existing supermarkets. Future development will continue to focus on a food and drug combination store format of approximately 55,000 to 65,000 square feet, with superstores in excess of 75,000 square feet in select locations. The Company believes a larger store format enables it to offer a wider variety of products and expanded service and specialty departments, thereby strengthening its competitive position. The following summarizes the number of stores by size categories:

Number
Square Feet	of Stores

More than 75,000	6
55,000 - 75,000	15
45,000 - 54,999	8
35,000 - 44,999	22
25,000 - 34,999	49
Less than 25,000	12

112

The Company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The focus of the television campaign primarily promotes a quality and service image rather than specific products and prices. The Indianapolis television market covers approximately 80% of the Company’s supermarkets. Various sales enhancement promotional activities designed to encourage repeat shoppers are conducted as an important part of the Company’s merchandising strategy. The Company utilizes a frequent shopper card program, “Fresh I.D.E.A. Card®”. The card provides shoppers electronic coupons, opportunities to win trips and other prizes, and also functions as a video rental card. Over one million cards are in circulation. Further, customers may select a VISA® co-branded credit card option for their Fresh I.D.E.A. Card and earn rebates on all credit card purchases regardless of the merchant. The credit card rebates are funded by the Company’s bank partner. In 2000, the Company implemented a “Marsh Kid’s Club” program to emphasize marketing opportunities to families. In 2002, the Company introduced MyMarshSM, an exclusive program that allows the Company to optimize promotional dollars by tracking individual customer spending and delivering incentives and rewards tailored to each customer with limited or no competitor visibility.

Convenience Stores

At March 29, 2003, the Company operated 167 convenience stores under the Village Pantry trade name. These self-service stores offer a broad selection of grocery, bakery, dairy and delicatessen items, including fountain drinks, and store-prepared pizza and/or chicken (55), fresh pastry products (114) and sandwiches (167). Sixty-two of the stores have sit down eating areas. All of the stores sell money orders and lottery tickets and 73 stores have ATMs. Additionally, 111 stores offer petroleum products; approximately 80% of the petroleum stores are operated under the Marathon brand and the remaining petroleum stores are unbranded. Twenty-one of the stores operate drive-thru car washes. Revenues from the convenience stores represented approximately 15% of the 2003 consolidated sales and other revenues. Carry-out cold beer, a high-volume item typically found in convenience stores in other states, may be sold only by package liquor stores and taverns in Indiana; accordingly, it is not sold in the Company’s convenience stores in Indiana. All but 11 of the Company’s convenience stores are open 24 hours a day; the remaining stores close between 10:00 PM and midnight. All stores are open seven days a week.

The Company has an ongoing program of upgrading and replacing existing Village Pantry stores with particular emphasis on developing locations that will yield a high volume of gasoline sales. New stores generally range from 3,700 to 5,000 square feet, compared to 1,800-2,500 square feet for older stores. The larger size accommodates the aforementioned prepared food products. In constructing new stores and remodeling and expanding existing stores, the Company tailors the format to each specific market, with heavy emphasis on food service in areas which the Company believes to be less susceptible to intense competition from major fast food operators, such as smaller towns and high density neighborhoods. During fiscal year 2003, the Company re-imaged 102 Village Pantry stores with new exterior signage and painting, interior décor and fixture layout.

Crystal Food Services

The Company’s food service operation does business under the trade name Crystal Food Services™. It offers a range of services including banquet hall catering, special events catering, concession services, cafeteria management, vending, office coffee and coffee roasting. The Company focuses on presenting expertly prepared cuisine in all of its food service operations. The Company intends to expand the food services operations through the solicitation of new customers and possible acquisition of businesses that will complement the existing operations.

The combination of these operations has created a unique range of services, products and facilities. The Company’s banquet hall facilities include the Murat Shrine Center, Crown Plaza Hotel at Union Station, Riverwalk Banquet & Lodge, Fountains Banquet and Conference Center, the Indiana Roof Ballroom, Indiana State Museum, NCAA Headquarters and Primo North, South and West. The Company is the largest caterer of special events at the Indianapolis Motor Speedway and the exclusive foodservice provider of the RCA Tennis Championships. The Company also provides concession services at the Indianapolis Zoo, Prairie View Golf Club and Purgatory Golf Club, cafeteria management to 29 major employers, and vending services, coffee and frozen beverage service to over 2,100 locations throughout the greater Indianapolis area.

Floral Fashions and McNamara

The Company’s floral operations conduct business under four trade names. Floral Fashions provides plants and cut flowers in all 67 of the Marsh supermarkets and custom designed arrangements in 58 of those stores. McNamara is a retail florist operating six upscale, traditional full-service shops in the Indianapolis market and is one of the largest FTD florists in the U.S. and Canada. McNamara Marketplace operates eight self-serve shops within the Company’s O’Malia Food Markets; this brand has been developed recently and will ideally suit future development into hospitals, gift shops, bookstores and other select retail locations. Enflora, Flowers for Business, provides both daily and single event floral arrangements for corporate clients. McNamara also operates a 57,000 square foot design center that serves the supermarket and food services divisions, as well as its own operations.

Supply and Distribution

The Company supplies its supermarkets from four Company-operated distribution facilities. Dry grocery products are distributed from a 409,000 square foot leased facility in Indianapolis. Frozen foods are distributed from a newly constructed 119,000 square foot Company owned facility in Indianapolis that began operations in August 2002. Produce and meat products are distributed from a 191,000 square foot Company owned perishable products facility in Yorktown, Indiana. Non-food products are distributed from 180,000 square feet of a 388,000 square foot Company owned warehouse in Yorktown. In addition, the Company leases both a 172,000 square foot warehouse and a 32,000 square foot warehouse for storage of forward purchases of merchandise and seasonal items. Additional outside warehouse space is leased as needed to meet seasonal demand.

The Company’s distribution centers are modern and automated. Merchandise is controlled through an on-line computerized buying and inventory control system. The Company believes its distribution centers are adequate for its needs for the foreseeable future without major additional capital investment. The Company estimates the supermarket distribution centers currently operate at approximately 75% of aggregate capacity. Approximately 80% of the delivery trips from distribution centers to supermarkets are 75 miles or less. The Company also operates a USDA approved production facility to produce products sold through the delicatessen departments of its supermarkets and convenience stores, and to support Crystal Food Services for large catering events and vending operations.

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

The Company’s supermarket transportation function is performed through a wholly-owned subsidiary. Some products, principally bakery, dairy and beverage items, and snack foods are delivered directly to the supermarkets and convenience stores by distributors of national and regional brands.

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

The Company utilizes in-store micro-computers in the supermarkets to automate various tasks, such as electronic messaging, processing the receiving and billing of vendor direct-store-delivered (DSD) merchandise, processing of video rentals, processing pharmacy records in the 41 food and drug combination stores, and time keeping for payroll processing. The Company employs a wide area network for data communications between the corporate office, supermarkets, and warehouses. Future supermarket applications currently under development include computer-assisted reordering. All convenience stores are equipped with micro-computers for electronic transmission of accounting and merchandising data to headquarters, electronic messaging and processing DSD merchandise receiving and billing.

Since 1998, the Company has broadcast live video communications by satellite to its supermarkets from the corporate office. The Company believes this medium has greater appeal to a generation of employees accustomed to learning from television. In addition, the immediacy of live broadcasts reduces the barriers of time, distance and consistency in communicating competitive strategies and other information to retail operations. These communications are further enhanced through a toll free telephone line which permits questions to be asked and answered during each broadcast. The network is currently used for merchandising, training and employee benefits communications.

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

The Company believes it is one of the largest supermarket chains operating in its market area. The Company’s supermarkets are subject to competition from local, regional and national supermarket chains, independent supermarkets, and other retail formats, such as discount stores and wholesale clubs. The number of competitors and degree of competition experienced by the Company’s supermarkets vary by store location. The principal supermarket chain competitors are The Kroger Co., Meijer, Inc., and Wal-Mart supercenters.

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

Seasonality

Marsh’s supermarket sales are subject to some seasonal fluctuation, as are other retail food chains. Traditionally, higher sales occur during the third fiscal quarter holiday season, and lower sales occur in the warm weather months of the second fiscal quarter. Convenience store sales traditionally peak in the summer months.

Employees

The Company has approximately 14,500 employees. Approximately 8,700 employees are employed on a part-time basis. All employees are non-union, except approximately 120 fleet drivers and 200 supermarket distribution facility employees who are unionized under collective bargaining agreements with terms that extend to April 30, 2005. The Company considers its employee relations to be very good.

Regulatory Matters

As a retailer of alcoholic beverages, tobacco products and gasoline, the Company is subject to federal and state statutes, ordinances and regulations concerning the storage and sale of these products. The Company is aware of the existence of petroleum contamination at 27 Village Pantry locations and at one distribution center, all located in Indiana, and has commenced remediation at each of these sites. The cost of remediation varies significantly depending on the extent, source and location of the contamination, geological and hydrological conditions and other factors. An Indiana excess liability fund has reimbursed the Company for more than 95% of remediation costs incurred over the past three years, and it is expected that the fund will continue to reimburse for future costs.

Executive Officers of the Registrant

Information required by Item 10 with respect to the Registrant’s executive officers is set forth below. Each officer has been elected for a term to expire in August 2003 or upon election of the officer’s successor by the Board of Directors.

Name	Position	Age	Family Relationship

DON E. MARSH	Chairman of the Board	65	Father of David A. Marsh;
	and Chief Executive Officer		brother of William L. Marsh

Mr. Don E. Marsh has held his current position as Chairman of the Board of Directors and Chief Executive Officer of the Company for more than the past five years. He has been employed by the Company in various supervisory and executive capacities since 1961.

DAVID A. MARSH	President;	40	Son of Don E. Marsh;
	President and Chief Operating Officer,		nephew of William L. Marsh
	LoBill Foods Division

Mr. David A. Marsh has held his current position since August 2002. Prior thereto, he served as President and Chief Operating Officer, Supermarket Division, since March 2002; Executive Vice President, Supermarket Division, and President and Chief Operating Officer, LoBill Foods Division, since August 2000; Senior Vice President, LoBill Foods Division, since 1998, and Vice President, LoBill Foods Division, since 1996. He has been employed by the Company in various retail, supervisory and executive capacities since 1979.

P. LAWRENCE BUTT	Senior Vice President, Counsel	61	None
	and Secretary

Mr. P. Lawrence Butt has held his current position since August 1997. For more than the five years prior thereto, he served as Vice President, Counsel and Secretary. In May 1999, he was elected to serve as a director of the Company. He has been employed by the Company in various executive capacities since 1977.

DOUGLAS W. DOUGHERTY	Senior Vice President, Chief Financial	59	None
	Officer and Treasurer

Mr. Douglas W. Dougherty has held his current position since August 1997. He has been employed by the Company as Chief Financial Officer since March 1994. Prior experience includes senior management and financial executive positions at Dayton Hudson Corp., Hartmarx, Inc. and The May Department Stores Company.

WILLIAM L. MARSH	Senior Vice President — Property	59	Brother of Don E. Marsh;
	Management		uncle of David A. Marsh

Mr. William L. Marsh has held his current position since August 1997. For more than five years prior thereto, he served as Vice President-General Manager, Property Management. In May 1991, he was elected to serve as a director of the Company. He has been employed by the Company in various supervisory and executive capacities since 1974.

JACK J. BAYT	President and Chief Operating	46	None
	Officer, Crystal Food Services Division

Mr. Jack J. Bayt has held his current position since January 1995. For more than five years prior thereto, he was President and Chief Executive Officer of Crystal Catering of Indiana, Inc.

MARK A. VARNER	Vice President — Corporate Controller	53	None

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

		Per Store
	Footage Operated	Average	0-5 Years	6-10 Years	Over 10 Years

Supermarkets	4,311,000	38,000	33%	24%	43%
Convenience Stores	498,000	2,900	70%	1%	29%

	4,809,000

Owned and leased retail facilities are summarized as follows:

		Convenience
	Supermarkets	Stores	Other

Owned	32	64	—
Leased:
Fixed rentals only	44	91	7
Fixed plus contingent rentals	36	12	—

	80	103	7

	112	167	7

All leases, except for eight supermarkets and 38 Village Pantry stores, have one to four renewal options for periods of two to five years each. The majority of leases provide for payment of property taxes, maintenance and insurance by the Company. In addition, the Company is obligated under leases for 10 closed stores, of which two were subleased at March 29, 2003.

The non-perishable grocery products warehouse in Indianapolis is leased for a term expiring in 2007 with options available through 2020. The facility, constructed in 1969, is located on a 44 acre site and has a total of 409,000 square feet, of which 382,000 is utilized for grocery warehousing operations. The remainder consists of office space and storage.

An owned 191,000 square foot refrigerated perishable products handling facility in Yorktown, Indiana, serves as the distribution center for meat, produce and delicatessen items. The facility was completed in 1981 and was expanded and updated in 1997.

An owned 119,000 square foot frozen food products handling facility in Indianapolis was newly constructed and began operations in August 2002.

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

The Company leases a 32,000 square foot warehouse in Muncie, Indiana for storage of forward purchases of merchandise and seasonal items.

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

No matters were submitted to a vote of the security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Information on Common Stock and Shareholder Matters on pages 36, 37 and 38 of the 2003 Annual Report to Shareholders for the year ended March 29, 2003, is incorporated herein by reference.

Item 6. Selected Financial Data

Selected Financial Data on page 20 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended March 29, 2003, on pages 22 through 25 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company, as a policy, does not engage in speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at March 29, 2003, a 100 basis point change in interest rates would not have had a material impact on the Company.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto and the report of the independent auditors on pages 26 to 38 of the 2003 Annual Report to Shareholders are incorporated herein by reference.

Selected Quarterly Financial Data on page 21 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

In accordance with Instruction G(3), except as indicated in the following sentence, certain information called for by Items 10, 11, 12 and 13 is incorporated by reference from those parts of Registrant’s definitive Proxy Statement captioned “Election of Directors,” “Compensation of Executive Officers”, “Security Ownership of Management and Certain Beneficial Owners,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Relationships and Related Transactions,” respectively, pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after March 29, 2003, the end of the fiscal year covered by this report. As permitted by Instruction G(3), the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

The following table provides information concerning the Company’s equity incentive plans as of March 29, 2003.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding	exercise price of	(excluding shares
	options, warrants	outstanding options,	reflected in first
Plan Category	and rights	warrants and rights	column)

Equity compensation plans approved by shareholders
Class A	1,358,171	$14.13	225,126 (1)
Class B	551,490	$9.91	225,126 (1)
Equity compensation plans not approved by shareholders	0	$0	0

Total	1,909,661	$12.91	225,126

(1)	Plans authorize the grant of options to purchase either class of common stock.

Item 14. Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	The following consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries, included in the 2003 Annual Report to Shareholders for the year ended March 29, 2003, are incorporated by reference in Item 8:

Consolidated Balance Sheets as of March 29, 2003 and March 30, 2002.

Consolidated Statements of Income for each of the three years in the period ended March 29, 2003.

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended March 29, 2003.

Consolidated Statements of Cash Flows for each of the three years in the period ended March 29, 2003.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

(2)	Note: All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(3)	The following exhibits are included in Item 16(c):

Exhibit 3	(a)	Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(b)	By-Laws as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

Exhibit 4	(a)	Articles V, VI and VII of the Company’s Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(b)	Articles I and IV of the Company’s By-Laws, as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

	(c)	Agreement of the Company to furnish a copy of any agreement relating to certain long- term debt and leases to the Securities and Exchange Commission upon its request — Incorporated by reference to Form 10-K for the year ended March 27, 1987.

	(d)	Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank — Incorporated by reference to Form 8-K, dated December 21, 1998.

	(e)	Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 — Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).

	(f)	First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 – Incorporated by reference to Form 10-K for the year ended March 28, 1998.

	(g)	Second Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000 – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

	(h)	Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000 – Incorporated by reference to From 10-K for the year ended April 1, 2000.

	(i)	Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated June 23, 2000 — Incorporated by reference to Form 10-K for the year ended April 1, 2000.

	(j)	Fourth Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated October 15, 2001 – Incorporated by reference to Registration Statement on Form S-8 (File No. 333-82908).

	(k)	Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated February 19, 2002 – Incorporated by reference to Form 10-Q for the quarter ended January 5, 2002.

	(l)	First Amendment to Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of December 27, 2002 – Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

	(m)	Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and the Provident Bank, as Agent and Arranger, dated as of March 21, 2003.*

	(n)	First Amendment to Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of May 23, 2003.*

Exhibit 10	(a)	Lease agreements relating to warehouse located at 333 South Franklin Road, Indianapolis, Indiana — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

Management Contracts and Compensatory Plans:

	(b)	Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

	(c)	Indemnification Agreements — Incorporated by reference to Form 10-Q for quarter ended January 6, 1990.

	(d)	Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.

	(e)	Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(f)	Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors — Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.

	(g)	Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan — Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.

	(h)	Severance Benefits Agreements, dated as of January 1, 1996 - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

	(i)	Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh — Incorporated by reference to Form 10-K for the year ended March 29, 1997.

	(j)	Form of Restricted Stock Agreement, dated as of September 15, 1997 — Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.

	(k)	Marsh Supermarkets, Inc. Outside Directors’ Stock Plan, as adopted November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

	(l)	Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 – Incorporated by reference to Proxy Statement , dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

	(m)	Executive Stock Purchase Plan of Mash Supermarkets, Inc., effective as of September 1, 1998 – Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

	(n)	Marsh Deferred Compensation Plan – Incorporated by reference to Form S-8, dated September 25, 1998 (File No. 333-64343).

(o)	1999 Outside Directors’ Stock Option Plan, effective as of June 1, 1999 – Incorporated by reference to Proxy Statement, dated June 27, 1999, for Annual Meeting of Shareholders held August 3, 1999.

(p)	Form of Employment Agreement, dated as of August 3, 1999 – Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

(q)	1999 Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999 – Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

(r)	Forms of Guarantee related to Executive Stock Purchase Plan of Marsh Supermarkets, Inc. – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

(s)	First Amendment to 1999 Senior Executive Supplemental Retirement Plan, dated February 13, 2003-Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

(t)	Employment Agreement between Marsh Supermarkets, LLC and Frank J. Bryja, dated as of September 15, 2002 - Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

(u)	Employment Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, dated as of August 3, 1999. *

(v)	Employment Agreement between Marsh Supermarkets, Inc. and David A. Marsh, dated as of August 9, 2002.*

(w)	Employment Agreement between Marsh Supermarkets, Inc. and William L. Marsh, dated as of August 3, 1999.*

(x)	Employment Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of August 3, 1999.*

(z)	Employment Agreement, as amended, between Marsh Supermarkets, Inc, and Douglas W. Dougherty, dated as of August 3, 1999.*

(aa)	Employment Agreement between Crystal Food Services, LLC and Jack J. Bayt, dated as of Marsh 30, 2003.*

(ab)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Douglas W. Dougherty, dated as of May 6, 1998.*

(ac)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of October 22, 1997

(ad)	Split Dollar Agreement between Marsh Supermarkets, Inc. and American National Trust and Investment Company, Trustee of the Don E. Marsh 1983 Irrevocable Trust for Children, dated as of January 1, 1997*

(ae)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, Trustee, u/a David A. Marsh, Irrevocable Trust dated as of January 16, 2002.*

(af)	Amended and Restated Supplemental Retirement Plan, dated as of January 1, 1997.*

(ag)	First Amendment to Amended and Restated Supplemental Retirement Plan, dated as of December 31, 1998.*

(ah)	Amended and Restated Marsh Equity Ownership Plan, dated as of January 1, 1989.*

(ai)	First Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 7, 2001.*

(aj)	Second Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 31, 2002.*

Exhibit 13	-	2003 Annual Report to Shareholders (only portions specifically incorporated by reference are included herein).*

Exhibit 21	-	Subsidiaries of the Registrant.*

Exhibit 23	-	Consent of Independent Auditors.*

Exhibit 99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 99.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)	Reports on Form 8-K:

There were no reports on Form 8-K filed by the Registrant with respect to the fourth quarter of its fiscal year ended March 29, 2003.

(c)	Exhibits:

See Exhibit Index

*	Being filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH SUPERMARKETS, INC.

June 27, 2003	By:	/s/ Don E. Marsh

Don E. Marsh, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 27, 2003	/s/ Don E. Marsh

Don E. Marsh, Chairman of the Board and Chief Executive Officer and Director

June 27, 2003	/s/ Douglas W. Dougherty

Douglas W. Dougherty, Senior Vice President, Chief Financial Officer and Treasurer

June 27, 2003	/s/ Mark A. Varner

Mark A. Varner, Vice President — Corporate Controller

June 27, 2003	/s/ William L. Marsh

William L. Marsh, Senior Vice President- Property Management, and Director

June 27, 2003	/s/ J. Michael Blakley

J. Michael Blakley, Director

June 27, 2003	/s/ P. Lawrence Butt

P. Lawrence Butt, Senior Vice President, Counsel and Secretary, and Director

June 27, 2003	/s/ Charles R. Clark

Charles R. Clark, Director

June 27, 2003	/s/ John J. Heidt

John J. Heidt, Director

June 27, 2003	/s/ Stephen M. Huse

Stephen M. Huse, Director

June 27, 2003	/s/ Catherine A. Langham

Catherine A. Langham, Director

June 27, 2003	/s/ James K. Risk

James K. Risk, III, Director

June 27, 2003	/s/ K. Clay Smith

K. Clay Smith, Director

CERTIFICATIONS

I, Don E. Marsh, certify that:

1.     I have reviewed this annual report on Form 10-K of Marsh Supermarkets, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

/s/ Don E. Marsh

Don E. Marsh
Chief Executive Officer

I, Douglas W. Dougherty, certify that:

1.     I have reviewed this annual report on Form 10-K of Marsh Supermarkets, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

/s/ Douglas W. Dougherty

Douglas W. Dougherty
Chief Financial Officer

Exhibit Index	Page No.

Exhibit 3	(a)	Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(b)	By-Laws, as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

Exhibit 4 (a) Articles V, VI and VII of the Company’s Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(b)	Articles I and IV of the Company’s By-Laws, as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

	(c)	Agreement of the Company to furnish a copy of any agreement relating to certain long- term debt and leases to the Securities and Exchange Commission upon its request — Incorporated by reference to Form 10-K for the year ended March 27, 1987.

	(d)	Amended and Restated Rights Agreement, dated as of August 1, 1989, between Marsh Supermarkets, Inc. and National City Bank, dated as of December 24, 1998 — Incorporated by reference to Form 8-K, dated December 21, 1998.

	(e)	Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 — Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).

	(f)	First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 – Incorporated by reference to Form 10-K for the year ended March 28, 1998.

	(g)	Second Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000. – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

	(h)	Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000. – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

	(i)	Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated June 23, 2000 – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

	(j)	Fourth Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated October 15, 2001 – Incorporated by reference to Registration Statement on Form S-8 (File No. 333-82908)

	(k)	Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated February 19, 2002 – Incorporated by reference to Form 10-Q for the quarter ended January 5, 2002.

	(l)	First Amendment to Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of December 27, 2002 –Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

	(m)	Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and the Provident Bank, as Agent and Arranger, dated as of March 21, 2003.*

	(n)	First Amendment to Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of May 23, 2003. *

Exhibit 10	(a)	Lease agreements relating to warehouse located at 333 South Franklin Road, Indianapolis, Indiana — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

Management Contracts and Compensatory Plans:

(b)	Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

(c)	Indemnification Agreements — Incorporated by reference to Form 10-Q for the quarter ended January 6, 1990.

(d)	Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.

(e)	Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

(f)	Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors — Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.

(g)	Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan — Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.

(h)	Severance Benefits Agreements, dated as of January 1, 1996. - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

(i)	Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh — Incorporated by reference to Form 10-K for the year ended March 29, 1997.

(j)	Form of Restricted Stock Agreement, dated as of September 15, 1997 — Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.

(k)	Marsh Supermarkets, Inc. Outside Directors’ Stock Plan, as adopted November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

(l)	Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 – Incorporated by reference to Proxy Statement , dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

(m)	Executive Stock Purchase Plan of Mash Supermarkets, Inc., effective as of September 1, 1998 – Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

(n)	Marsh Deferred Compensation Plan – Incorporated by reference to Form S-8, dated September 25, 1998 (File No. 333-64343).

(o)	1999 Outside Directors’ Stock Option Plan, dated as of June 1, 1999 – Incorporated by reference to Proxy Statement, dated June 27, 1999, for Annual Meeting of Shareholders held August 3, 1999.

(p)	Form of Employment Agreement, dated as of August 3, 1999 –Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

(q)	1999 Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999 – Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

(r)	Forms of Guarantee related to Executive Stock Purchase Plan of Marsh Supermarkets, Inc. – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

(s)	First Amendment to 1999 Senior Executive Supplemental Retirement Plan, dated February 13, 2003-Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

(t)	Employment Agreement between Marsh Supermarkets, LLC and Frank J. Bryja, dated as of September 15, 2002 -Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

(u)	Employment Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, dated as of August 3, 1999. *

(v)	Employment Agreement between Marsh Supermarkets, Inc. and David A. Marsh, dated as of August 9, 2002.*

(w)	Employment Agreement between Marsh Supermarkets, Inc. and William L. Marsh, dated as of August 3, 1999.*

(x)	Employment Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of August 3, 1999.*

(z)	Employment Agreement, as amended, between Marsh Supermarkets, Inc, and Douglas W. Dougherty, dated as of August 3, 1999.*

(aa)	Employment Agreement between Crystal Food Services, LLC and Jack J. Bayt, dated as of Marsh 30, 2003.*

(ab)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Douglas W. Dougherty, dated as of May 6, 1998.*

(ac)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of October 22, 1997.*

(ad)	Split Dollar Agreement between Marsh Supermarkets, Inc. and American National Trust and Investment Company, Trustee of the Don E. Marsh 1983 Irrevocable Trust for Children, dated as of January 1, 1997.*

(ae)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, Trustee u/a David A. Marsh Irrevocable Trust dated January 16, 2002, dated as of January 17, 2002.*

(af)	Amended and Restated Supplemental Retirement Plan, dated as of January 1, 1997.*

(ag)	First Amendment to Amended and Restated Supplemental Retirement Plan, dated as of December 31, 1998.*

(ah)	Amended and Restated Marsh Equity Ownership Plan, dated as of January 1, 1989.*

(ai)	First Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 7, 2001.*

(aj)	Second Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 31, 2002.*

Exhibit 13	-	2003 Annual Report to Shareholders (only portions specifically incorporated by reference are included herein).*

Exhibit 21	-	Subsidiaries of the Registrant.*

Exhibit 23	-	Consent of Independent Auditors.*

Exhibit 99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 99.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Being filed herewith

EXHIBIT 13

(Portions of 2003 Annual Report to Shareholders incorporated by reference, including report of Independent Auditors)