Form 10-Q
period 2003-06-21
MARSH SUPERMARKETS INC
filed 2003-08-04
CIK 62737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 21, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

      Number of shares outstanding of each class of the registrant’s common stock as of July 18, 2003:

Class A Common Stock	3,817,138 shares
Class B Common Stock	4,132,896 shares

7,950,034 shares

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(Unaudited)

	12 Weeks Ended

	June 21,	June 22,
	2003	2002

Sales and other revenues	$378,010	$383,495
Gains from sales of property	—	1,671

Total revenues	378,010	385,166
Cost of merchandise sold, including warehousing and transportation	264,757	266,231

Gross profit	113,253	118,935
Selling, general and administrative	102,119	102,914
Depreciation	5,762	5,590

Operating income	5,372	10,431
Interest	4,570	5,423
Other non-operating expense (income)	(634)	—

Income from continuing operations before income taxes	1,436	5,008
Income taxes	623	1,847

Income from continuing operations	813	3,161
Loss on disposal of discontinued operation, net of tax	—	(181)

Net income	$813	$2,980

Basic earnings per common share:
Continuing operations	$.10	$.40
Loss on disposal of discontinued operation	—	(.02)

Net income	$.10	$.38

Diluted earnings per common share:
Continuing operations	$.10	$.35
Loss on disposal of discontinued operation	—	(.02)

Net income	$.10	$.33

Dividends per share	$.13	$.11

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 21,	March 29,	June 22,
	2003	2003	2002

	(Unaudited)	(Note A)	(Unaudited)
Assets
Current assets:
Cash and equivalents	$25,947	$28,313	$30,686
Accounts receivable	28,704	27,203	38,334
Inventories	130,797	135,855	132,417
Prepaid expenses	4,019	5,731	7,013

Total current assets	189,467	197,102	208,450
Property and equipment, less allowances for depreciation	311,417	311,469	313,554
Other assets	44,998	46,309	48,758

	$545,882	$554,880	$570,762

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable to bank	$—	$1,700	$—
Accounts payable	70,842	71,883	71,752
Accrued liabilities	49,287	49,665	49,553
Current maturities of long-term liabilities	3,177	3,452	3,243

Total current liabilities	123,306	126,700	124,548
Long-term liabilities:
Long-term debt	191,312	198,148	221,168
Capital lease obligations	28,787	29,009	29,704

Total long-term liabilities	220,099	227,157	250,872
Deferred items:
Income taxes	11,526	11,525	16,543
Pension and post-retirement benefits	41,684	40,824	22,002
Other	18,010	17,226	13,822

Total deferred items	71,220	69,575	52,367
Shareholders’ Equity:
Common stock, Classes A and B	26,443	26,439	26,407
Retained earnings	135,331	135,550	137,640
Cost of common stock in treasury	(14,917)	(14,928)	(14,419)
Deferred cost – restricted stock	(39)	(54)	(280)
Notes receivable – stock options	(177)	(175)	(1,049)
Accumulated other comprehensive loss	(15,384)	(15,384)	(5,324)

Total shareholders’ equity	131,257	131,448	142,975

	$545,882	$554,880	$570,762

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	12 Weeks Ended

	June 21,	June 22,
	2003	2002

Operating activities
Net income	$813	$2,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,762	5,590
Amortization of other assets	297	534
Changes in operating assets and liabilities	6,100	(110)
Other operating activities	1,629	(1,128)

Net cash provided by operating activities	14,601	7,866
Investing activities
Net acquisition of property, equipment and land	(6,154)	(13,045)
Other investing activities	(727)	462

Net cash used for investing activities	(6,881)	(12,583)
Financing activities
Repayments of short-term borrowings	(1,700)	(1,300)
Proceeds of long-term borrowings	5,000	—
Proceeds of sale/leasebacks	—	16,477
Payments of long-term debt and capital leases	(12,333)	(16,506)
Cash dividends paid	(1,034)	(878)
Other financing activities	(19)	94

Net cash used for financing activities	(10,086)	(2,113)
Net decrease in cash and equivalents	(2,366)	(6,830)
Cash and equivalents at beginning of period	28,313	37,516

Cash and equivalents at end of period	$25,947	$30,686

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share amounts, or as otherwise noted)

June 21, 2003

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. This report should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended March 29, 2003. The balance sheet at March 29, 2003, has been derived from the audited financial statements at that date.

The Company’s fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to “2004” and “2003” relate to the fiscal years ending March 27, 2004 and March 29, 2003, respectively.

The condensed consolidated financial statements for the twelve-week periods ended June 21, 2003 and June 22, 2002, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented.

Operating results for the twelve week period ended June 21, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 27, 2004.

Note B – Discontinued Operation

In October 2001, the Company sold certain assets of its wholesale division. The loss on disposal of discontinued operation reported in the condensed consolidated statements of income relates primarily to adjustments to accounts receivable of that division. The remaining assets and liabilities from the discontinued operation included in the condensed consolidated balance sheet at June 21, 2003, are not material.

Note C – Earnings Per Share

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share:

	12 Weeks Ended

	June 21,	June 22,
	2003	2002

Income from continuing operations	$813	$3,161
Loss on disposal of discontinued operation	—	(181)

Numerator for basic earnings per share	813	2,980
Effect of convertible debentures	—	202

Numerator for diluted earnings per share – income after assumed conversions	$813	$3,182

Weighted average shares outstanding	7,949	7,977
Non-vested restricted shares	(6)	(27)

Denominator for basic earnings per share	7,943	7,950
Effect of dilutive securities:
Non-vested restricted shares	6	27
Stock options	61	267
Convertible debentures	—	1,284

Denominator for diluted earnings per share – adjusted weighted average shares	8,010	9,528

Note D — Stock Option Plans

The Company’s stock option plans are accounted for under the intrinsic value method of APB Opinion 25 and related interpretations. Since the exercise price of options granted under the plans is equal to the market price of the underlying common stock on the grant date, no stock-based compensation cost is recognized in net income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123:

	12 Weeks Ended

	June 21,	June 22,
	2003	2002

Net income, as reported	$813	$2,980
Plus compensation expense reflected in net income	7	28
Less compensation expense using the fair value method, net of tax	215	274

Pro-forma net income	$605	$2,734

Earnings per share, as reported:
Basic	$.10	$.38
Diluted	.10	.33
Pro-forma earnings per share:
Basic	.08	.34
Diluted	.08	.31

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

Summarized combined financial information for the guarantors is set forth below:

	June 21,	March 29,	June 22,
	2003	2003	2002

Current assets	$189,461	$197,102	$208,450
Current liabilities	112,147	119,351	118,685
Noncurrent assets	313,639	312,831	321,779
Noncurrent liabilities	159,065	154,378	119,134

	12 Weeks Ended

	June 21,	June 22,
	2003	2002

Total revenues	$378,008	$385,154
Gross profit	113,251	118,923
Net income	2,654	6,089

Note F – Recent Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Certain provisions of FAS 145 were effective for the Company in fiscal year 2003. The remaining provisions became effective for the Company’s current fiscal year and had no effect on the Company’s results of operations or financial position for the current quarter.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” which was effective for new entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for variable interest entities created or acquired before February 1, 2003. The interpretation had no effect on the Company’s results of operations or financial position for the current quarter and is not expected to have an effect on the Company’s fiscal year financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report includes certain forward-looking statements (statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties, many of which are beyond the Company’s control. The forward-looking statements and the Company’s future results, liquidity and capital resources are subject to risks and uncertainties including, but not limited to, the following: the entry of new competitive stores and their impact on the Company; softness in the local and national economies and the general retail food industry; the level of discounting and promotional spending by competitors; the Company’s ability to implement its improvement initiatives; the ability of the Company to predict and respond to changes in customer preferences and lifestyles; food price deflation; uncertainties regarding future real estate gains due to limited real estate holdings available for sale; stability and timing of distribution incentives from suppliers; the Company’s ability to control costs including labor, medical, rent, credit card, and workers compensation and general liability expense; the impact of any acquisitions and dispositions; the level of margins achievable in the Company’s operating divisions; uncertainties regarding gasoline prices and margins; the success of the Company’s new and remodeled stores, including image and rebranding programs; the successful economic implementation of new technology; uncertainties associated with pension and other retirement obligations; uncertainties related to state and federal taxation and tobacco and environmental legislation; the successful integration of acquisitions; potential interest rate increases on variable rate debt, as well as terms, costs and availability of capital; the timely and on budget completion of store construction, expansion, conversion and remodeling; the ability to complete share repurchases, and other known and unknown risks and uncertainties. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

General

At June 21, 2003, Marsh Supermarkets, Inc. (the “Company” or “Marsh”) operated through wholly-owned subsidiaries 111 supermarkets and 167 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets has one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh also owns and operates a food services division, which provides upscale catering, vending, coffee roasting, concession and business cafeteria management services, and a floral division, which operates six upscale retail floral shops under the name of McNamara and one business florist under the name Enflora.

Results of Operations

Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of total revenues, and the percentage change in such components:

	First Quarter

	Percentage of Revenues
			Percentage
	2004	2003	Change

Total revenues	100.0%	100.0%	(1.9)%
Gross profit	30.0%	30.9%	(4.8)%
Selling, general and administrative	27.0%	26.7%	(0.8)%
Depreciation	1.5%	1.5%	3.1%
Operating income	1.4%	2.7%	(48.5)%
Interest	1.2%	1.4%	(15.7)%
Other non-operating income	0.2%	—	—
Income taxes	0.2%	0.5%	(66.3)%
Income from continuing operations	0.2%	0.8%	(74.3)%

Total Revenues

In the first quarter of 2004, consolidated total revenues were $378.0 million, compared to $385.2 million in the first quarter of 2003. Supermarket revenues declined $7.8 million, Crystal Food Service revenues increased $2.3 million, Village Pantry revenues increased $0.5 million and gains from sales of property decreased $1.7 million. Retail sales, excluding fuel sales, decreased 2.4%. Sales in comparable supermarkets and convenience stores, including replacement stores and format conversions, but excluding fuel, decreased 2.7% from the first quarter of 2003. The decline in comparable store sales continues to result from new supermarket square footage and increased competitive promotional levels, a weak economy and food price deflation. Although results may vary from period to period, future gains from sales of property are not expected to equal or exceed historic levels due to the limited real estate holdings available for sale in the normal course of business, which could materially adversely affect the Company’s results of operations.

Gross Profit

Gross profit is calculated net of warehousing, transportation, and promotional expenses. In the first quarter of 2004, consolidated gross profit decreased $5.7 million, or 4.8%, from the first quarter of 2003 to $113.3 million. Consolidated gross profit as a percentage of total revenues was 30.0% in the first quarter of 2004 compared to 30.9% for the first quarter of 2003. Fuel sales and gross profit accounted for 0.6% of the percentage decrease and the decline in gains from sales of property accounted for 0.3% of the percentage decrease.

Selling, General and Administrative Expenses

In the first quarter of 2004, consolidated selling, general and administrative (SG&A) expenses were $102.1 million compared to $102.9 million for the first quarter of 2003. As a percentage of revenues, SG&A expenses were 27.0% in the first quarter of 2004 compared to 26.7% in the first quarter of 2003. The increased percentage was partially due to the decline in sales reducing leverage against fixed costs. Wage expense in stores open both quarters, excluding replacement stores and supermarket conversions to the LoBill format, decreased 4.6% primarily reflecting the same store sales decline and continued efforts on labor efficiency and scheduling. In the first quarter of 2004, wage and other variable costs savings were largely offset by increased building and equipment repairs, employee fringe benefits and credit card processing fees.

Depreciation

Depreciation expense for the first quarter of 2004 was $5.8 million, compared to $5.6 million for the first quarter of 2003. Depreciation expense as a percentage of revenues was 1.5% for the first quarter of both 2004 and 2003.

Operating Income

Operating income (income from continuing operations before interest and taxes) was $5.4 million for the first quarter of 2004 compared to $10.4 million for the first quarter of 2003 due primarily to the decline in gross profit. Operating income as a percentage of revenues was 1.4% for the first quarter of 2004 compared to 2.7% for the first quarter of 2003.

Interest Expense

Interest expense for the first quarter of 2004 was $4.6 million, compared to $5.4 million for the first quarter of 2003 and as a percentage of total revenues was 1.2% for the first quarter of 2004 compared to 1.4% for the first quarter of 2003. The decline in interest expense resulted from the retirement of the Company’s 7% convertible debentures and a portion of the Company’s 8 7/8% senior subordinated notes subsequent to the first quarter of 2003.

Income Taxes

The effective income tax rate was 43.4% for the first quarter of 2004 compared to 36.9% for the year earlier quarter. The first quarter effective rate is based on the overall expected rate for 2004. The increase in the effective rate for 2004 was due primarily to the decline in pretax income.

Income from Continuing Operations

Income from continuing operations for the first quarter of 2004 was $0.8 million, compared to $3.2 million for the first quarter of 2003. Income from continuing operations as a percentage of total revenues was 0.2% for the first quarter of 2004 compared to 0.8% for the first quarter of 2003.

Discontinued Operation

During fiscal year 2002, the Company sold certain assets of its wholesale division. and reported a gain from the disposal. In the first quarter of 2003, the reported gain was decreased by $0.2 million, after tax benefit, primarily for an increase in provision for doubtful accounts.

Deferred Pension and Post-retirement Benefits

Deferred pension and post-retirement benefit obligations increased to $41.7 million at June 21, 2003, from $22.0 million at June 22, 2002. The defined benefit pension plan liability increased $13.8 million due to a decline in the interest rate used for actuarial valuation of the benefit obligation and a decline in the market value of assets held by the plan; the plan was frozen in 1997. The liability for an unfunded supplemental executive retirement plan increased $5.3 million over the same period due primarily to a decrease in the interest rate used for actuarial valuation of the benefit obligation.

Other Deferred Items

Other deferred items increased to $18.0 million at June 21, 2003, from $13.8 million at June 22, 2002, due to the deferral of gains on stores sold and leased back subsequent to June 22, 2002.

Capital Expenditures

The Company’s capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financing, including capital and operating leases.

During the first quarter of 2004, one Marsh supermarket remodel was completed, one Marsh supermarket was converted to the LoBill format and construction began on a new Marsh supermarket. Additionally in 2004, the Company plans to construct a second Marsh supermarket and one new LoBill Foods, remodel four or five supermarkets, continue the convenience store re-imaging program begun in the previous year and upgrade certain information systems. The cost of these projects and other capital commitments is estimated to be $40 million. Of this amount, the Company plans to fund $20 million through sale/leasebacks, $10 million through equipment leasing and believes it can finance the balance with internally generated funds. As of June 21, 2003, the Company had expended $6.2 million for capital improvements.

The Company’s plans with respect to store financing, construction, expansion, conversion and remodeling are subject to known and unknown risks and uncertainties and may be revised in light of changing conditions, such as competitive influences, cost and availability of capital, its ability to successfully negotiate site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible that projects described above may not commence, others may be added, a portion of planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year and the Company may use other or different financing arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities in the first quarter of 2004 was $14.6 million, compared to $7.9 million in the first quarter of 2003. In the first quarter of 2004, net cash provided by operating activities increased primarily due to a decrease in inventory and a smaller decrease in accounts payable and accrued expenses than in the first quarter of 2003. Working capital at June 21, 2003 decreased $4.2 million to $66.2 million from March 29, 2003. Changes in working capital included a $2.4 million decrease in cash and equivalents, a $1.5 million increase in accounts receivable, a $5.1 million decrease in inventory, a $1.7 million decrease in prepaid expenses, a $1.7 million decrease in notes payable to bank and a $1.4 million decrease in accounts payable and accrued expenses.

The Company has a revolving credit facility that permits total borrowings of up to $95.0 million. Amounts borrowed are for terms selected by the Company at the time of borrowing. Interest rates are based on LIBOR or floating prime rate, and principal and interest are payable at maturity. Commitment fees of 0.5% are paid on unused amounts and the facility matures in February 2006. The Company had borrowings of $44.0 million under the facility at June 21, 2003. The credit facility is secured by land and buildings having a net carrying cost of $49.6 million at June 21, 2003 and the facility contains certain debt covenants, including limits on future indebtedness, such as limitations on the ratio of long-term debt to EBITDA and on fixed charge coverage, cash dividends, repurchases of common stock and disposition of assets. Under the most restrictive debt covenant, the Company would have had additional permitted borrowing of $22.2 million as of June 21, 2003.

The Company also has a bank commitment that provides $3.0 million in short-term borrowing, at rates based upon the then prevailing federal funds rate, none of which was utilized at June 21, 2003.

During the quarter ended June 21, 2003 the Company purchased and retired $9.5 million of its 8 7/8% senior subordinated notes at 91.625% of face value. The purchase resulted in a gain of $0.6 million. The balance of senior subordinated notes outstanding at June 21, 2003 was $110.0 million.

Critical Accounting Policies

The preparation of financial statements requires management to make assumptions and estimates that could have a material impact on the reported results of operations. Although management applies its judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from those assumptions and it is possible that materially different amounts would be reported using different assumptions.

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

Pension and other retirement benefits are evaluated with the oversight of the Company’s retirement committee. Outside actuaries are consulted to determine appropriate assumptions and are engaged to calculate estimated future obligations. In 1997, the Company froze benefit accruals under its qualified defined benefit pension plan.

Long-lived assets are depreciated over estimated useful lives based on the Company’s historical experience and prevailing industry practice. Estimated useful lives are periodically reviewed to ensure they remain appropriate. Long-lived assets are tested for impairment whenever an event occurs that indicates an impairment may exist.

Income tax assets and liabilities are recognized generally based upon tax statutes, regulations and case law, but also include estimates. The estimated amounts are reviewed periodically and adjusted based upon factual changes and the related impact on management’s judgment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company, as a policy, does not engage in significant speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at June 21, 2003, a 100 basis point change in interest rates would not have had a material impact on the Company.

Item 4.  Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within the Company.

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

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Don E. Marsh.

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Douglas W. Dougherty.

32.1 Section 1350 Certification of Don E. Marsh.

32.2 Section 1350 Certification of Douglas W. Dougherty.

(b)	Reports on Form 8-K

Current Reports on Form 8-K furnished to the SEC on June 9, 2003 — Item 12 “Results of Operations and Financial Condition” from the Company’s Annual Report to Shareholders for the fiscal year ended March 29, 2003.

Notwithstanding the foregoing, information furnished under Item 12 of our Current Report on Form 8-K, including the related exhibits, is not incorporated by reference into this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH SUPERMARKETS, INC

August 4, 2003	By:	/s/ Douglas W. Dougherty

Douglas W. Dougherty Senior Vice President, Chief Financial Officer and Treasurer

August 4, 2003	By:	/s/ Mark A. Varner

Mark A. Varner Chief Accounting Officer Vice President – Corporate Controller