Form 10-Q
period 2003-10-11
MARSH SUPERMARKETS INC
filed 2003-11-25
CIK 62737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 11, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ] No   [x]

     Number of shares outstanding of each class of the registrant’s common stock as of October 31, 2003:

Class A Common Stock	-	3,805,838	shares
Class B Common Stock	-	4,134,396	shares

		7,940,234	shares

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	16 Weeks Ended		28 Weeks Ended

	October 11,	October 12,	October 11,	October 12,
	2003	2002	2003	2002

Sales and other revenues	$508,955	$512,722	$886,965	$896,217
Gains from sales of property	1,814	1,875	1,814	3,546

Total revenues	510,769	514,597	888,779	899,763
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	358,854	360,019	623,611	626,250

Gross profit	151,915	154,578	265,168	273,513
Selling, general and administrative	138,053	138,739	240,172	241,653
Depreciation	7,660	7,527	13,422	13,117

Operating income	6,202	8,312	11,574	18,743
Interest	5,925	7,410	10,495	12,833
Other non-operating expense (income)	(327)	—	(961)	—

Income from continuing operations before income taxes	604	902	2,040	5,910
Income taxes	229	578	852	2,425

Income from continuing operations	375	324	1,188	3,485
Loss on disposal of discontinued operation, net of tax	—	(18)	—	(199)

Net income	$375	$306	$1,188	$3,286

Basic earnings per common share:
Continuing operations	$.05	$.04	$.15	$.44
Loss on disposal of discontinued operation	—	—	—	(.03)

Net income	$.05	$.04	$.15	$.41

Diluted earnings per common share:
Continuing operations	$.05	$.04	$.15	$.41
Loss on disposal of discontinued operation	—	—	—	(.02)

Net income	$.05	$.04	$.15	$.39

Dividends per share	$.13	$.11	$.26	$.22

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 11,	March 29,	October 12,
	2003	2003	2002

	(Unaudited)	(Note A)	(Unaudited)
Assets
Current assets:
Cash and equivalents	$27,368	$28,313	$33,066
Accounts receivable, net	26,094	27,203	34,417
Inventories	122,807	135,855	138,081
Prepaid expenses	4,711	5,731	6,061
Recoverable income taxes	2,319	—	968

Total current assets	183,299	197,102	212,593
Property and equipment, less allowances for depreciation	307,533	311,469	315,802
Other assets	50,921	46,309	48,142

	$541,753	$554,880	$576,537

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable to bank	$—	$1,700	$—
Accounts payable	69,519	71,883	72,538
Accrued liabilities	51,611	49,665	53,754
Current maturities of long-term liabilities	3,250	3,452	3,340

Total current liabilities	124,380	126,700	129,632
Long-term liabilities:
Long-term debt	183,335	198,148	217,474
Capital lease obligations	28,482	29,009	29,437

Total long-term liabilities	211,817	227,157	246,911
Deferred items:
Income taxes	14,198	11,525	17,337
Pension and post-retirement benefits	43,723	40,824	22,832
Other	17,005	17,226	17,490

Total deferred items	74,926	69,575	57,659
Shareholders’ Equity:
Common stock, Classes A and B	26,455	26,439	26,418
Retained earnings	134,674	135,550	137,068
Cost of common stock in treasury	(15,014)	(14,928)	(14,713)
Deferred cost - restricted stock	(25)	(54)	(166)
Notes receivable - stock options	(76)	(175)	(948)
Accumulated other comprehensive loss	(15,384)	(15,384)	(5,324)

Total shareholders’ equity	130,630	131,448	142,335

	$541,753	$554,880	$576,537

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	28 Weeks Ended

	October 11,	October 12,
	2003	2002

Operating activities
Net income	$1,188	$3,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,422	13,117
Amortization of other assets	817	798
Changes in operating assets and liabilities	12,292	2,614
Other operating activities	633	(2,509)

Net cash provided by operating activities	28,352	17,306
Investing activities
Net acquisition of property, equipment and land	(8,462)	(24,653)
Other investing activities	(1,756)	(768)

Net cash used for investing activities	(10,218)	(25,421)
Financing activities
Repayments of short-term borrowings	(1,700)	(1,300)
Proceeds of long-term borrowings	20,000	15,000
Proceeds of sale/leasebacks	298	27,309
Repayments of long-term debt and capital leases	(35,542)	(35,401)
Cash dividends paid	(2,065)	(1,754)
Purchases of shares for treasury	(129)	(321)
Other financing activities	59	132

Net cash provided by (used for) financing activities	(19,079)	3,665

Net decrease in cash and equivalents	(945)	(4,450)
Cash and equivalents at beginning of period	28,313	37,516

Cash and equivalents at end of period	$27,368	$33,066

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts or as otherwise noted)

October 11, 2003

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

The condensed consolidated financial statements for the sixteen and twenty-eight week periods ended October 11, 2003 and October 12, 2002, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented. Certain reclassifications have been made to prior period amounts to conform to current presentations.

Operating results for the twenty-eight week period ended October 11, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 27, 2004.

Note B – Discontinued Operation

In October 2001, the Company completed the sale of certain assets of its wholesale division. The loss on disposal of discontinued operation reported in the condensed consolidated statements of income relates primarily to adjustments to accounts receivable and a workers compensation reserve attributable to that division. The remaining assets and liabilities from the discontinued operation included in the condensed consolidated balance sheet at October 11, 2003, are not material.

Note C – Earnings Per Share

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share:

	16 Weeks Ended				28 Weeks Ended

	October 11,	October 12,			October 11,	October 12,
	2003	2002			2003	2002

Income from continuing operations	$375	$324			$1,188	$3,485
Loss on disposal of discontinued operation	—	(18)			—	(199)

Numerator for basic earnings per share	375	306			1,188	3,286
Effect of convertible debentures	—	—	(a	)	—	442

Numerator for diluted earnings per share - income after assumed conversions	$375	$306			$1,188	$3,728

Weighted average shares outstanding	7,950	7,970			7,950	7,973
Non-vested restricted shares	(3)	(27)			(5)	(27)

Denominator for basic earnings per share	7,947	7,943			7,945	7,946
Effect of dilutive securities:
Non-vested restricted shares	3	27			5	27
Stock options	64	123			63	220
Convertible debentures	—	—	(a	)	—	1,284

Denominator for diluted earnings per share - adjusted weighted average shares	8,014	8,093			8,013	9,477

(a)  convertible debentures are excluded, as the effect would have been anti-dilutive.

Note D - Stock Option Plans

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123:

	16 Weeks Ended		28 Weeks Ended

	October 11,	October 12,	October 11,	October 12,
	2003	2002	2003	2002

Net income, as reported	$375	$306	$1,188	$3,286
Less compensation expense using the fair value method, net of tax	(246)	(344)	(454)	(589)

Pro-forma net income	$129	$(38)	$734	$2,697

Earnings per share, as reported:
Basic	$.05	$.04	$.15	$.41
Diluted	.05	.04	.15	.39
Earnings per share, pro-forma:
Basic	.02	—	.09	.34
Diluted	.02	—	.09	.28

Note E – Long-Term Debt

During the second quarter and twenty-eight weeks ended October 11, 2003 the Company purchased and retired $7.25 million and $16.75 million, respectively, of its 8 7/8% senior subordinated notes at less than face value. The purchases resulted in gains of $0.3 million and $0.9 million, respectively, for the second quarter and twenty-eight weeks ended October 11, 2003.

During the quarter ended October 11, 2003, the Company’s revolving credit facility was amended with the effect of a) decreasing permitted borrowings to $82.5 million from $95.0 million, b) increasing the carrying cost of land and buildings securing the facility to $73.5 million from $49.6 million, and c) modifying the measures of certain debt covenants.

Note F – Long-Term Debt and Guarantor Subsidiaries

Other than three minor subsidiaries, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under the $150.0 million of 8 7/8% senior subordinated notes. The Guarantors are 100% wholly owned subsidiaries of the Company.

Statement of income for the 16 weeks ended October 11, 2003:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total

Sales and other revenues	$1,513	$508,952	$(1,510)	$508,955
Gains from sales of property	—	1,814	—	1,814

Total revenues	1,513	510,766	(1,510)	510,769
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	358,854	—	358,854

Gross profit	1,513	151,912	(1,510)	151,915
Selling, general and administrative	807	138,756	(1,510)	138,053
Depreciation	550	7,110	—	7,660

Operating income	156	6,046	—	6,202
Interest	562	5,363	—	5,925
Other non-operating expense (income)	(327)	—	—	(327)

Income (loss) from continuing operations before income taxes	(79)	683	—	604
Income taxes (benefit)	(33)	262	—	229

Income (loss) from continuing operations	$(46)	$421	$—	$375

Statement of income for the 16 weeks ended October 12, 2002:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total

Sales and other revenues	$1,526	$512,706	$(1,510)	$512,722
Gains from sales of property	—	1,875	—	1,875

Total revenues	1,526	514,581	(1,510)	514,597
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	360,019	—	360,019

Gross profit	1,526	154,562	(1,510)	154,578
Selling, general and administrative	834	139,415	(1,510)	138,739
Depreciation	427	7,100	—	7,527

Operating income	265	8,047	—	8,312
Interest	690	6,720	—	7,410

Income (loss) from continuing operations before income taxes	(425)	1,327	—	902
Income taxes (benefit)	(187)	765	—	578

Income (loss) from continuing operations	$(238)	$562	$—	$324

Statement of income for the 28 weeks ended October 11, 2003:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total

Sales and other revenues	$2,648	$886,960	$(2,643)	$886,965
Gains from sales of property	—	1,814	—	1,814

Total revenues	2,648	888,774	(2,643)	888,779
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	623,611	—	623,611

Gross profit	2,648	265,163	(2,643)	265,168
Selling, general and administrative	1,463	241,352	(2,643)	240,172
Depreciation	961	12,461	—	13,422

Operating income	224	11,350	—	11,574
Interest	981	9,514	—	10,495
Other non-operating expense (income)	(961)	—	—	(961)

Income from continuing operations before income taxes	204	1,836	—	2,040
Income taxes	86	766	—	852

Income from continuing operations	$118	$1,070	$—	$1,188

Statement of income for the 28 weeks ended October 12, 2002:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total

Sales and other revenues	$2,671	$896,189	$(2,643)	$896,217
Gains from sales of property	—	3,546	—	3,546

Total revenues	2,671	899,735	(2,643)	899,763
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	626,250	—	626,250

Gross profit	2,671	273,485	(2,643)	273,513
Selling, general and administrative	1,484	242,812	(2,643)	241,653
Depreciation	743	12,374	—	13,117

Operating income	444	18,299	—	18,743
Interest	1,196	11,637	—	12,833

Income (loss) from continuing operations before income taxes	(752)	6,662	—	5,910
Income taxes (benefit)	(308)	2,733	—	2,425

Income (loss) from continuing operations	$(444)	$3,929	$—	$3,485

Balance sheet as of October 11, 2003:

		Guarantor
	Parent	subsidiaries	Total

Assets
Current assets:
Cash and equivalents	$—	$27,368	$27,368
Accounts receivable	—	26,094	26,094
Inventories	—	122,807	122,807
Prepaid expenses	6	4,705	4,711
Recoverable income taxes	—	2,319	2,319

Total current assets	6	183,293	183,299
Property and equipment, less allowances for depreciation	33,102	274,431	307,533
Other assets	4,117	46,804	50,921

	$37,225	$504,528	$541,753

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$69,519	$69,519
Accrued liabilities	3,909	47,702	51,611
Current maturities of long-term liabilities	1,509	1,741	3,250

Total current liabilities	5,418	118,962	124,380
Long-term liabilities:
Long-term debt	112,948	70,387	183,335
Capital lease obligations	—	28,482	28,482

Total long-term liabilities	112,948	98,869	211,817
Deferred items:
Income taxes	14,198	—	14,198
Pension and post-retirement benefits	39,422	4,301	43,723
Other	60	16,945	17,005

Total deferred items	53,680	21,246	74,926
Amounts due parent from subsidiaries	(143,132)	143,132	—
Shareholders’ Equity:
Common stock, Classes A and B	26,455	—	26,455
Retained earnings	12,355	122,319	134,674
Cost of common stock in treasury	(15,014)	—	(15,014)
Deferred cost - restricted stock	(25)	—	(25)
Notes receivable - stock options	(76)	—	(76)
Accumulated other comprehensive loss	(15,384)	—	(15,384)

Total shareholders’ equity	8,311	122,319	130,630

	$37,225	$504,528	$541,753

Balance sheet as of March 29, 2003:

		Guarantor
	Parent	subsidiaries	Total

Assets
Current assets:
Cash and equivalents	$—	$28,313	$28,313
Accounts receivable	—	27,203	27,203
Inventories	—	135,855	135,855
Prepaid expenses	—	5,731	5,731

Total current assets	—	197,102	197,102
Property and equipment, less allowances for depreciation	33,777	277,692	311,469
Other assets	4,484	41,825	46,309

	$38,261	$516,619	$554,880

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable to bank	$—	$1,700	$1,700
Accounts payable	—	71,883	71,883
Accrued liabilities	6,317	43,348	49,665
Current maturities of long-term liabilities	1,435	2,017	3,452

Total current liabilities	7,752	118,948	126,700
Long-term liabilities:
Long-term debt	130,367	67,781	198,148
Capital lease obligations	—	29,009	29,009

Total long-term liabilities	130,367	96,790	227,157
Deferred items:
Income taxes	11,525	—	11,525
Pension and post-retirement benefits	36,700	4,124	40,824
Other	61	17,165	17,226

Total deferred items	48,286	21,289	69,575
Amounts due parent from subsidiaries	(158,344)	158,344	—
Shareholders’ Equity:
Common stock, Classes A and B	26,439	—	26,439
Retained earnings	14,302	121,248	135,550
Cost of common stock in treasury	(14,928)	—	(14,928)
Deferred cost - restricted stock	(54)	—	(54)
Notes receivable - stock options	(175)	—	(175)
Accumulated other comprehensive loss	(15,384)	—	(15,384)

Total shareholders’ equity	10,200	121,248	131,448

	$38,261	$516,619	$554,880

Statement of cash flows for the twenty-eight weeks ended October 11, 2003:

		Guarantor
	Parent	subsidiaries	Total

Net cash provided by operating activities	$19,321	$9,031	$28,352
Net cash provided by (used for) investing activities	160	(10,378)	(10,218)
Financing activities
Repayments of short-term borrowings	—	(1,700)	(1,700)
Proceeds of long-term borrowings	—	20,000	20,000
Repayments of long-term debt and capital leases	(17,345)	(18,197)	(35,542)
Cash dividends paid	(2,065)	—	(2,065)
Other financing activities	(71)	299	228

Net cash provided by (used for) financing activities	(19,481)	402	(19,079)

Net decrease in cash and equivalents	—	(945)	(945)
Cash and equivalents at beginning of period	—	28,313	28,313

Cash and equivalents at end of period	$—	$27,368	$27,368

Statement of cash flows for the twenty-eight weeks ended October 12, 2002:

		Guarantor
	Parent	subsidiaries	Total

Net cash provided by operating activities	$3,730	$13,576	$17,306
Net cash used for investing activities	(1,217)	(24,204)	(25,421)
Financing activities
Repayments of short-term borrowings	—	(1,300)	(1,300)
Proceeds of long-term borrowings	—	15,000	15,000
Proceeds of sales leaseback/capital lease obligation	—	27,309	27,309
Repayments of long-term debt and capital leases	(568)	(34,833)	(35,401)
Cash dividends paid	(1,754)	—	(1,754)
Other financing activities	(191)	2	(189)

Net cash provided by (used for) financing activities	(2,513)	6,178	3,665

Net decrease in cash and equivalents	—	(4,450)	(4,450)
Cash and equivalents at beginning of period	—	37,516	37,516

Cash and equivalents at end of period	$—	$33,066	$33,066

Note G – Recent Accounting Pronouncements

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

In 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The broad-based effective date of FIN 46 is deferred for public companies until the end of periods ending after December 15, 2003. The Company does not believe the issuance of FIN 46 will have a material impact on its financial position or results of operations.

In April, 2003, the FASB issued Statement No. 149 (FAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 is to be applied prospectively to contracts entered into or modified after June 30, 2003. The adoption of FAS 149 did not have a material impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). FAS 150 was effective for the Company in the current quarter and the adoption did not have a material impact on the financial position or results of operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report includes certain forward-looking statements (all statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties, many of which are beyond the Company’s control. The forward-looking statements and the Company’s future results, liquidity and capital resources are subject to risks and uncertainties including, but not limited to, the following: the entry of new competitive stores and their impact on the Company; softness in the local and national economies and the general retail food industry; the level of discounting and promotional spending by competitors; the Company’s ability to improve comparable store sales; the Company’s ability to implement its improvement initiatives; the ability of the Company to predict and respond to changes in customer preferences and lifestyles; food price deflation; uncertainties regarding future real estate gains due to limited real estate holdings available for sale; stability and timing of distribution incentives from suppliers; the Company’s ability to control cost including labor, medical, rent, credit card, and workers compensation and general liability expense; the impact of any acquisitions and dispositions; the level of margins achievable in the Company’s operating divisions; uncertainties regarding gasoline prices and margins; the success of the Company’s new and remodeled stores, including image and rebranding programs; the successful economic implementation of new technology; uncertainties associated with pension and other retirement obligations; uncertainties related to state and federal taxation and tobacco and environmental legislation; the successful integration of acquisitions; potential interest rate increases on variable rate debt, as well as terms, costs and availability of capital; the timely and on budget completion of store construction, expansion, conversion and remodeling; the ability to complete share repurchases, and other known and unknown risks and uncertainties. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

General

At October 11, 2003, Marsh Supermarkets, Inc. (the “Company” or “Marsh”) operated 111 supermarkets and 167 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh also owns and operates a food services division, which specializes in upscale catering, office coffee, coffee roasting, business cafeteria management, vending and concessions, and a floral division, which operates eight upscale retail floral shops under the McNamara banner and a business florist under the name Enflora.

Results of Operations

Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

	Second Quarter			Year - to - Date

	Percent of Revenues			Percent of Revenues
			Percent			Percent
	2004	2003	Change	2004	2003	Change

Total revenues	100.0%	100.0%	(0.7%)	100.0%	100.0%	(1.2%)
Gross profit	29.7%	30.0%	(1.7%)	29.8%	30.4%	(3.1%)
Selling, general and administrative	27.0%	27.0%	(0.5%)	27.0%	26.9%	(0.6%)
Depreciation	1.5%	1.5%	1.8%	1.5%	1.5%	2.3%
Operating income	1.2%	1.6%	(19.4%)	1.3%	2.1%	(35.6%)
Interest	1.2%	1.4%	(20.0%)	1.2%	1.4%	(18.2%)
Other non-operating expense (income)	(0.1%)	—	n/a	(0.1%)	—	n/a
Income taxes	0.1%	0.1%	(24.0%)	0.1%	0.3%	(56.2%)
Income from continuing operations	0.1%	0.1%	105.2%	0.1%	0.4%	(57.6%)

Total Revenues

In the second quarter of 2004, consolidated total revenues were $510.8 million, compared to $514.6 million in the second quarter of 2003. Supermarket revenues decreased $11.6 million, Village Pantry revenues increased $4.4 million and Crystal Food Service revenues increased $1.3 million. Consolidated total revenues, excluding fuel sales, decreased 2.0% to $472.3 million from $481.9 million. Sales in comparable supermarkets and convenience stores decreased 1.9% from the second quarter of 2003 to $472.1 million from $481.1 million. Sales in comparable supermarkets and convenience stores, excluding fuel, decreased 3.3% from the second quarter of 2003, to $434.8 million from $449.7 million. The Company excludes fuel from its analysis of revenues and comparable store sales and believes this information provides useful information to investors because fuel prices fluctuate widely and frequently. A store is included in comparable stores beginning in the four-week period after the store has been in operation for thirteen full four-week periods. Replacement stores and format conversions are included in the comparable stores sales calculation. Competitors’ new store openings and high levels of competitive promotional activity combined with a weak economy continue to affect comparable store sales. Consolidated total revenues for the second quarter of 2004 included gains of $1.8 million from sales of real estate in the normal course of business, compared to $1.9 million in 2003. Although results may vary from period to period, future real estate gains are not expected to equal or exceed historic levels due to the limited real estate holdings available for sale in the normal course of business, which could materially adversely affect the Company’s results of operations.

For the twenty-eight weeks ended October 11, 2003, consolidated total revenues decreased $11.0 million, or 1.2%, from the same twenty-eight week period of 2003 to $888.8 million. Supermarket revenues decreased $19.4 million, Village Pantry revenues increased $4.8 million, Crystal Food Service revenues increased $3.7 million and gains on sales of real estate decreased $1.7 million. Consolidated total revenues, excluding fuel sales, decreased 2.2% to $824.2 million from $842.7 million. Sales in comparable supermarkets and convenience stores decreased 1.8% to $823.6 million from $839.1 million. Sales in comparable stores, excluding fuel, decreased 3.0% from the twenty-eight weeks of 2003 to $761.0 million from $784.2 million. The Company excludes fuel from its analysis of revenues and comparable store sales and believes this information provides useful information to investors because fuel prices fluctuate widely and frequently. Increased competitive square footage and promotions, and a weak economy contributed to the decline in same store sales. Consolidated total revenues for the twenty-eight weeks of 2003 included gains of $1.8 million from sales of real estate, compared to $3.5 million for the year earlier period.

Gross Profit

Gross profit is calculated net of promotional expenses, and warehousing and transportation, excluding depreciation. In the second quarter of 2004, consolidated gross profit declined $2.7 million, or 1.7%, from the second quarter of 2003 to $151.9 million. As a percentage of revenues, consolidated gross profit was 29.7% in the second quarter of 2003 compared to 30.0% for the same quarter in 2003. Increased fuel sales, which have a gross margin rate significantly lower than non-fuel sales, accounts for the decline as a percentage of revenues. As a percentage of revenues, gross profit increased slightly in supermarkets, declined in convenience stores and increased slightly in the food service division. Gross profit in the second quarter of 2003 includes a $1.2 million one-time gain resulting from an increase in cigarette state excise taxes.

For the twenty-eight weeks ended October 11, 2003, consolidated gross profit decreased $8.3 million, or 3.1%, from the year earlier to $265.7 million. As a percentage of revenues, consolidated gross profit was 29.8% in the current year compared to 30.4% for 2003. Increased fuel sales at a low margin rate accounted for 0.3% of the decline as a percentage of revenues. As a percentage of revenues, gross profit was unchanged in the supermarket division, declined in convenience stores and increased slightly in the food service division.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses include store expenses, administrative and corporate expenses, purchasing personnel costs and advertising. In the second quarter of 2004, consolidated SG&A expenses decreased $0.7 million, or 0.5%, from the second quarter of 2003 to $138.0 million. As a percentage of revenues, SG&A expenses were 27.0% in both the second quarter of 2004 and 2003. Increases in building rent and other occupancy costs, credit and debit card transaction fees, and general liability premiums were more than offset by reductions in store wages. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, decreased 4.7% primarily reflecting the same store sales decline and continued efforts on labor efficiency.

For the twenty-eight weeks in 2004, SG&A expenses decreased $1.5 million, or 0.6%, from the comparable twenty-eight weeks in 2003. As a percentage of revenues, consolidated SG&A expenses increased to 27.0% from 26.9% in 2003. In identical stores, wage expense decreased 4.7% from the comparable twenty-eight weeks of the prior year primarily reflecting the same store sales decline and continued efforts on labor efficiency and scheduling.

Depreciation

Depreciation for the second quarter of 2004 was $7.7 million, compared to $7.5 million for the second quarter of 2003. As a percentage of revenues, depreciation was 1.5% for both the second quarter of 2004 and 2003.

For the twenty-eight weeks in 2004, depreciation was $13.4 million, compared to $13.1 million for the twenty-eight weeks in 2003. As a percentage of revenues, depreciation expense was 1.5% for the twenty-eight weeks in both 2004 and 2003.

Operating Income

Operating income (income from continuing operations before interest and taxes) was $6.2 million for the second quarter of 2004, compared to $8.3 million for the second quarter of 2003 due to the decrease in gross profit and increase in depreciation partially offset by the decrease in SG&A expenses. As a percentage of revenues, operating income was 1.2% in 2004, compared to 1.6% for the second quarter of 2003.

Operating income was $11.6 million for the twenty-eight weeks in 2004, compared to $18.7 million for the year earlier period. The decrease in gross profit combined with the increase in depreciation, slightly offset by lower SG&A expenses accounts for the decline. As a percentage of revenues, operating income was 1.3% for the twenty-eight weeks in 2004, compared to 2.1% for the comparable period in 2003.

Interest

Interest for the second quarter of 2004 was $5.9 million, compared to $7.4 million for the second quarter of 2003 due primarily to Company repurchases of senior subordinated notes subsequent to the year earlier quarter. Interest as a percentage of sales was 1.2% in 2004 compared to 1.4% in 2003.

For the twenty-eight weeks in 2004, interest was $10.5 million, compared to $12.8 million in 2003 due primarily to Company repurchases of senior subordinated notes subsequent to the year earlier period. As a percentage of revenues, interest was 1.2% for the twenty-eight weeks in 2004, compared to 1.4% for the comparable period in 2003.

Other Non-operating Income

During the second quarter and twenty-eight weeks ended October 11, 2003 the Company purchased and retired $7.25 million and $16.75 million, respectively, of its 8 7/8% senior subordinated notes at less than face value. The purchases resulted in gains of $0.3 million and $0.9 million, respectively, for the second quarter and twenty-eight weeks ended October 11, 2003.

Income Taxes

For the second quarter of 2004, the effective income tax rate was 37.9%. The effective income tax rate was not meaningful for the second quarter of 2003 due to the low level of income before taxes. For the twenty-eight weeks of 2004, the effective income tax rate was 41.8%, compared to 41.0% for the comparable weeks in 2003.

Income from Continuing Operations

Income from continuing operations for the second quarter of 2004 was $0.4 million, compared to $0.3 million for the second quarter of 2003. Decreased operating income was more than offset by a decrease in interest plus an increase in other non-operating income. As a percentage of revenues, income from continuing operations was 0.1% for both the second quarter of 2004 and 2003.

For the twenty-eight weeks of 2004, income from continuing operations was $1.2 million, compared to $3.5 million in 2003. Decreased operating income was partially offset by decreased interest plus an increase in other non-operating income. As a percentage of revenues, income from continuing operations was 0.1% for the twenty-eight weeks of 2004 compared to 0.4% for the year earlier period.

Discontinued Operation

During fiscal year 2002, the Company sold certain assets of its wholesale division and reported a gain from the disposal. During the first two quarters of 2003, the reported gain was decreased by $0.2 million, after tax benefit, primarily for an increase in provision for doubtful accounts.

Deferred Pension and Post-retirement Benefits

Deferred pension and post-retirement benefit obligations increased to $43.7 million at October 11, 2003, from $40.8 million at March 29, 2003. The liability for an unfunded supplemental executive retirement plan increased $1.6 million due to higher age and service periods of the participants. The liability for a deferred compensation plan increased $1.1 million as a result of plan earnings and employee contributions.

Capital Expenditures

The Company’s capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financing, including capital and operating leases.

During the first half of 2004, one Marsh supermarket was remodeled, one new LoBill Foods was opened, one Marsh supermarket was converted to the LoBill format and construction began on two new Marsh supermarkets that will open during the second half of the year. Also, the convenience store re-imaging project was completed. Additionally in 2004, the Company plans to remodel two Marsh supermarkets, acquire one new LoBill Foods and open two McNamara florist shops. The cost of these projects and other capital commitments is estimated to be $67 million. Of this amount, the Company plans to fund $40 million through sale/leasebacks, $13 million through equipment leasing and the remainder from internally generated funds. For the twenty-eight weeks ended October 11, 2003, the Company had capital spending of $24 million.

The Company’s plans with respect to store construction, expansion, conversion and remodeling are subject to known and unknown risks and uncertainties and may be revised in light of changing conditions, such as availability and cost of financing, competitive influences, its ability to negotiate successfully site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible that projects described above may not commence, others may be added, a portion of planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year and the Company may use other or different financing arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities in the first half of 2004 was $28.4 million, compared to $17.3 million in the first half of 2003. The increase in net cash provided by operating activities was due primarily to a decrease in inventory, which was partially offset by an increase in accounts receivable. Working capital declined $11.5 million from March 29, 2003 due primarily to a $13.0 million decrease in inventory resulting from an inventory reduction initiative.

The Company has an amended revolving credit facility that permits total borrowings of up to $82.5 million. Amounts borrowed are for terms selected by the Company at the time of borrowing. Interest rates are based on LIBOR or floating prime rate, and principal and interest are payable at maturity. Commitment fees of 0.5% are paid on unused amounts and the facility matures in February 2006. The Company had borrowings of $44.0 million under the facility at October 11, 2003. The credit facility is secured by land and buildings having a net carrying cost of $73.5 million at October 11, 2003 and the facility contains certain debt covenants, including limits on future indebtedness, cash dividends, repurchases of common stock and disposition of assets. Under the most restrictive debt covenant, the Company would have had additional permitted borrowing of $36.5 million as of October 11, 2003.

During the quarter ended October 11, 2003, the Company’s revolving credit facility was amended with the effect of a) decreasing permitted borrowings to $82.5 million from $95.0 million, b) increasing the carrying cost of land and buildings securing the facility to $73.5 million from $49.6 million, and c) modifying the measures of certain debt covenants.

During the quarter ended October 11, 2003, the Company chose not to renew a bank commitment that had previously provided $3.0 million in additional available borrowings.

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

The Company is self-insured for most healthcare claims, workers compensation claims, and general liability and automotive liability losses. Reported claims and related loss reserves are estimated by third party administrators. Claims incurred but not reported are recorded based on historical experience and industry trends, which are continually monitored, and accruals are adjusted as warranted by changes in facts and circumstances.

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

The Company receives allowances and credits from many of the vendors whose products the Company purchases for resale. Allowances that are related to a specific purchase quantity are recorded as a reduction of the cost of inventory. Other allowances, such as new item introduction, item shelf placement and temporary retail price reduction are recognized as they are earned and are reported as a reduction of cost of goods sold.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company, as a policy, does not engage in significant speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at October 11, 2003, a 100 basis point change in interest rates would not have had a material impact on the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others within the Company on a timely basis.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable.

Item 2. Changes in Securities and Use of Proceeds

     Not Applicable.

Item 3. Defaults upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     On August 5, 2003, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons to serve as directors until the Annual Meeting of Shareholders in 2006 and until such time as their respective successors are duly elected and qualified with the number of votes cast for or withheld as set forth opposite their names:

	Votes

		Withheld
Nominee	For	Authority

Don E. Marsh	3,276,903	35,127
William L. Marsh	3,279,233	32,797
Stephen M. Huse	3,295,610	15,033
John J. Heidt	3,295,610	16,420

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herein:

4	Second Amendment to Second Amended and Restated Credit Agreement, dated October 3, 2003

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Don E. Marsh.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Douglas W. Dougherty.

32.1	Section 1350 Certification of Don E. Marsh.

32.2	Section 1350 Certification of Douglas W. Dougherty.

(b)	Reports on Form 8-K

Current Reports on Form 8-K furnished to the SEC on August 4, 2003 - Item 12 “Results of Operations and Financial Condition.”

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

MARSH SUPERMARKETS, INC.

November 25, 2003	By:	/s/ Douglas W. Dougherty

Douglas W. Dougherty
Senior Vice President, Chief Financial Officer
and Treasurer

November 25, 2003	By:	/s/ Mark A. Varner

Mark A. Varner
Chief Accounting Officer
Vice President – Corporate Controller