Form 10-K/A
period 2003-03-29
MARSH SUPERMARKETS INC
filed 2004-02-17
CIK 62737

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐ Yes  ☒ No

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant as of June 16, 2003 was: $23,798,375 and $29,714,557, respectively. This calculation assumes all shares of Common Stock beneficially held by benefit plans, officers and members of the Board of Directors of the Registrant are owned by affiliates, a status which each of the officers and directors individually disclaims.

At June 16, 2003, there were 3,817,538 shares of Class A Common Stock and 4,131,074 shares of Class B Common Stock outstanding.

INTRODUCTORY NOTE

Form 10-K/A for the fiscal year ended March 29, 2003

Subsequent to the date of filing of the original Form 10-K for the year ended March 29, 2003, the Company reconsidered its methodology of recognizing slotting allowances and similar consideration received from vendors in accordance with EITF 02-16.

This Amendment No. 1 on Form 10-K/A is being filed to restate certain amounts (see Note 2, Recent Accounting Pronouncements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations) and to revise certain related disclosure in the Company’s Consolidated Financial Statements for the fiscal year ended March 29, 2003.

Except as set forth herein, this Amendment No.1 does not reflect any events occurring after the date of filing of the original Form 10-K for the year ended March 29, 2003, or otherwise modify or update any of the information contained therein.

 i

PART II

Item 6. Selected Financial Data

FINANCIAL HIGHLIGHTS
(in thousands, except per share amounts)

	Restated*
	2003	2002	2001

Total revenues	$1,655,735	$1,642,599	$1,545,903
Income from continuing operations	406	11,541	10,646
Diluted earnings per share from continuing operations	$.05	$1.31	$1.20
Dividends per share	.46	.44	.44
Total assets	$549,322	$583,230	$577,814
Long-term liabilities	227,157	263,756	262,485
Shareholders’ equity	127,809	140,797	138,276
Book value per share	$16.08	$17.66	$16.96
Number of shares outstanding at year end	7,947	7,972	8,155
Income from continuing operations as a percentage of:
Sales and other revenues	n/m	.7%	.7%
Average shareholders’ equity	.3%	8.3%	7.9%
Stores open at year-end:
Supermarkets	112	109	101
Convenience stores	167	191	187

*     Certain amounts have been restated in conjunction with the Company’s reconsideration of the application of EITF 02-16. See Note 2.

n/m = not meaningful

Marsh(R) Supermarkets, Inc. was founded in 1931 with one store in Muncie, Indiana. In 1953, the Company went public with 16 stores. Today, it is a leading regional food retailer headquartered in Indianapolis, Indiana. The Company operates 67 Marsh(R) Supermarkets, 34 LoBill Foods(R), 8 O’Malia Food Markets(R), 167 Village Pantry(R) convenience stores, and 3 Savin*$ stores, all in Indiana and Ohio, Crystal Food Services(TM), a specialist in catering, office coffee, coffee roasting, business cafeteria management, vending and concessions, Primo Banquet Catering and Conference Centers, Floral Fashions, and McNamara Florist and Enflora(R) Flowers for Business.

The 14,500 Marsh employees serve two million customers each week.

SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

	Restated*
	March	March	March	April 1,	March
As of and for the year ended	29, 2003	30, 2002	31, 2001	2000	27, 1999

Total revenues	$1,655,735	$1,642,599	$1,545,903	$1,423,736	$1,288,996
Income from continuing operations before income taxes	1,544	17,613	15,795	15,480	11,616
Income from continuing operations	406	$11,541	$10,646	10,459	8,427
Discontinued operation:
Income (loss), net of tax	—	(859)	1,290	1,807	3,154
Gain (loss) on disposal, net of tax	(354)	2,726	—	—	—

Net Income	$52	$13,408	$11,936	$12,266	$11,581

Basic Earnings per common share:
Continuing operations	$.05	$1.45	$1.30	$1.25	$1.02
Discontinued operation	—	(.11)	.16	.22	.38
Disposal of discontinued operation	(.04)	.34	—	—	—

Net income	$.01	$1.68	$1.46	$1.47	$1.40

Diluted earnings per common share:
Continuing operations	$.05	$1.31	$1.20	$1.16	$.96
Discontinued operation	—	(.09)	.13	.18	.32
Disposal of discontinued operation	(.04)	.29	—	—	—

Net Income	$.01	$1.51	$1.33	$1.34	$1.28
Dividends declared per share	$.46	$.44	$.44	$.44	$.44
Total assets	$549,322	$583,230	$577,814	$567,005	$509,683
Long-term liabilities	227,157	263,756	262,485	232,990	241,720
Total shareholders’ equity	127,809	140,797	138,276	132,912	124,480

*     Certain amounts have been restated in conjunction with the Company’s reconsideration of the application of EITF 02-16. See Note 2.

SELECTED QUARTERLY FINANCIAL DATA (unaudited) (in thousands, except per share amounts)

	2003				2002

	Restated*
	Fourth	Third	Second	First	Fourth	Third	Second	First

Sales and other revenues	$369,012	$382,305	$512,722	$383,495	$370,044	$385,064	$506,795	$374,799
Gains from sales of property	4,249	406	1,875	1,671	3,239	771	1,435	452

Total revenues	373,261	382,711	514,597	385,166	373,283	385,835	508,230	375,251

Gross profit	105,232	113,833	154,578	118,935	117,915	118,086	150,131	112,584
Selling, general and administrative	102,241	101,586	138,739	102,914	103,367	101,587	133,488	97,255
Depreciation	5,714	5,633	7,527	5,590	5,407	5,779	6,941	4,756

Operating income	(2,723)	6,614	8,312	10,431	9,141	10,720	9,702	10,573
Interest	5,021	5,416	7,410	5,423	5,600	5,138	6,712	5,073
Other non-operating income	(1,209)	(971)	—	—	—	—	—	—

Income from continuing operations before income taxes	(6,535)	2,169	902	5,008	3,541	5,582	2,990	5,500
Income taxes	(2,252)	965	578	1,847	1,442	1,837	941	1,852

Income from continuing operations	(4,283)	1,204	324	3,161	2,099	3,745	2,049	3,648
Discontinued operation:
Income (loss) from operations, net of tax	—	—	—	—	—	—	(1,122)	263
Gain (loss) on disposal, net of tax	(180)	25	(18)	(181)	(159)	(390)	3,275	—

Net income (loss)	$(4,463)	$1,229	$306	$2,980	$1,940	$3,355	$4,202	$3,911

Basic earnings (loss) per common share:
Continuing operations	$(.54)	$.15	$.04	$.40	$.26	$.47	$.26	$.46
Discontinued operation	—	—	—	—	—	—	(.14)	.03
Disposal of discontinued operation	(.02)	—	—	(.02)	(.02)	(.05)	.41	—

Net income (loss)	$(.56)	$.15	$.04	$.38	$.24	$.42	$.53	$.49

Diluted earnings (loss) per common share:
Continuing operations	$(.54)	$.15	$.04	$.35	$.24	$.42	$.25	$.41
Discontinued operation	—	—	—	—	—	—	(.12)	.03
Disposal of discontinued operation	(.02)	—	—	(.02)	(.02)	(.04)	.35	—

		2003				2002

		Restated*
		Fourth	Third	Second	First	Fourth	Third	Second	First

Net income (loss)		$(.56)	$.15	$.04	$.33	$.22	$.38	$.48	$.44

Common stock prices (daily close):
Class A - High		$13.35	$12.49	$15.41	$15.88	$15.61	$15.03	$15.01	$15.53
Low		10.99	10.99	11.74	13.73	14.14	12.32	12.96	13.39
Class B - High		11.88	12.48	13.84	14.29	14.77	14.06	14.16	13.17
Low		9.64	11.33	11.33	12.46	13.00	12.31	11.97	10.16
Cash Dividend:	Class A	$.13	$.11	$.11	$.11	$.11	$.11	$.11	$.11
	Class B	$.13	$.11	$.11	$.11	$.11	$.11	$.11	$.11

Cash dividends have been paid on the common stock during each quarter for the past 43 years.

Quarterly earnings per share are based on weighted average shares outstanding for the quarter; therefore, the sum of the quarters may not equal the full year earnings per share amount.

The first, third and fourth quarters are 12 weeks. The second quarter is 16 weeks.

*     Certain amounts have been restated in conjunction with the Company’s reconsideration of the application of EITF 02-16. See Note 2.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes certain forward-looking statements (all statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties, many of which are beyond the Company’s control. The forward-looking statements and the Company’s future results, liquidity and capital resources are subject to risks and uncertainties including, but not limited to, the following: the entry of new competitive stores and their impact on the Company; softness in the local and national economies and the general retail food industry; the level of discounting and promotional spending by competitors; the Company’s ability to improve comparable store sales; the Company’s ability to implement its improvement initiatives; the ability of the Company to predict and respond to changes in customer preferences and lifestyles; food price deflation; uncertainties regarding future real estate gains due to limited real estate holdings available for sale; stability and timing of distribution incentives from suppliers; the Company’s ability to control cost including labor, medical, rent, credit card, and workers compensation and general liability expense; the impact of any acquisitions and dispositions; the level of margins achievable in the Company’s operating divisions; uncertainties regarding gasoline prices and margins; the success of the Company’s new and remodeled stores, including image and rebranding programs; the successful economic implementation of new technology; uncertainties associated with pension and other retirement obligations; uncertainties related to state and federal taxation and tobacco and environmental legislation; the successful integration of acquisitions; potential interest rate increases on variable rate debt, as well as terms, costs, availability of capital; the timely and on budget completion of store construction, expansion, conversion and remodeling; the ability to complete share repurchases, and other known and unknown risks and uncertainties. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

STRATEGY

In response to the current year decline in same store sales, combined with the expectation that certain expenses, particularly medical costs, workers compensation costs, credit card fees, utilities and insurance, will continue to increase, the Company’s management identified a number of cost improvement initiatives that the Company began pursuing during the fourth quarter of 2003 and intends to pursue in fiscal year 2004. Those initiatives include seeking greater efficiencies in store labor scheduling, changes to employee medical benefits plans, lowering interest expense by replacing fixed rate debt with lower variable rate debt, improvements in warehousing and delivery logistics, selective store closings, a reduction in headquarters expense and discontinuance of home delivery service. Given the difficult competitive environment, and known and unknown risks and uncertainties associated with these initiatives, there can be no assurances regarding the ultimate success or impact of these initiatives on the Company’s results of operations or financial condition.

RESULTS OF OPERATIONS

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

	Percentage of Revenues
	Year Ended			Percentage Change
	Restated*			Restated*
	March 29,	March 30,	March 31,	2003	2002
	2003	2002	2001	vs. 2002	vs. 2001

Total revenues	100.0%	100.0%	100.0%	0.8%	6.3%
Gross profit	29.7	30.4	30.0	(1.2)	7.6
Selling, general and administrative	26.9	26.5	25.8	2.2	9.1
Depreciation	1.5	1.4	1.6	6.9	(6.2)
Operating income	1.4	2.4	2.6	(43.6)	1.7
Interest	1.4	1.4	1.5	3.3	(1.0)
Other non-operating expense (income)	(0.1)	—	0.1	n/m	n/m
Income from continuing operations before income taxes	0.1	1.1	1.0	(91.2)	11.5
Income taxes	0.1	0.4	0.3	(81.3)	17.9
Income from continuing operations	—	0.7	0.7	(96.5)	8.4

*     Certain amounts have been restated in conjunction with the Company’s reconsideration of the application of EITF 02-16. See Note 2.

n/m = not meaningful

TOTAL REVENUES

In 2003, consolidated total revenues of $1,655.7 million increased $13.1 million, or 0.8%, from 2002. Supermarket, convenience store and food service revenues accounted for 81%, 15% and 3%, respectively, of consolidated revenues. Sales and other revenues decreased in supermarkets 0.6%, but increased in convenience stores 3.5% and in food service 20.1%. In 2003, consolidated revenues excluding fuel sales increased 0.2%, but sales in comparable stores, including replacement stores and format conversions, decreased 3.1% from 2002. Comparable store sales for the fourth quarter of 2003 decreased 2.2% from 2002, following a 3.8% decline in the third quarter of 2003 from 2002. Increased competitive square footage and promotions, a weak economy and food deflation all contributed to the decline in same store sales.

In 2003, comparable convenience store inside sales (retail sales excluding fuel sales) increased 4.4% and comparable store fuel gallons sold increased 5.4% in 2003 from 2002. Gains from sales of property in the normal course of operations were $8.2 million in 2003 compared to $5.9 million in 2002.

Although results may vary from period to period, future gains from sale of properties are not expected to equal or exceed historical levels due to the limited real estate holdings available for sale in the normal course of business, which could have a material adverse affect the Company’s results of operations.

In 2002, consolidated total revenues of $1,642.6 million increased $96.7 million, or 6.3%, from 2001. Supermarket, convenience store and food service revenues accounted for 83%, 14% and 3%, respectively, of consolidated revenues. Total revenues increased in supermarkets 7.9% and in food service 7.0%, but declined in convenience stores 2.9%. In 2002, consolidated sales excluding fuel sales increased 6.5% and sales in comparable stores, including replacement stores and format conversions, increased 2.5% from 2001. Comparable store sales increased over the respective year earlier quarter during each quarter of 2002 despite competitive activity and low rates of food price inflation.

In 2002, convenience store inside sales (retail sales excluding fuel sales) decreased 1.2% and fuel gallons sold increased 3.6% from 2001. Gains from sales of property were $5.9 million in 2002 compared to $3.7 million in 2001.

GROSS PROFIT

Gross profit is calculated net of promotional expenses, and warehousing and transportation, excluding depreciation. Expressed as a percentage of revenues, consolidated gross profit was 29.7% of total revenues in 2003 compared to 30.4% in 2002, however, consolidated gross profit excluding fuel was 31.2% in 2003 and 31.5% in 2002. Gross profit as a percentage of revenues declined in supermarkets and convenience stores, but improved in food service. The Company has changed its accounting policy with respect to slotting allowances and similar consideration received from vendors. As more fully discussed in Note 2 to the Consolidated Financial Statements, the Company had previously recognized certain vendor allowances when the Company had fulfilled its obligations under the related contract. Effective January 1, 2003, the Company now includes these allowances as a reduction in inventory value. Adoption of this policy resulted in a decrease in gross profit of $5.6 million for 2003.

In 2002, consolidated gross profit was 30.4% of revenues compared to 30.0% in 2001. Consolidated gross profit excluding fuel, expressed as a percentage of revenues, was 31.5% in 2002 compared to 31.3% in 2001. Consolidated gross profit in 2002 includes $1.3 million from the termination of a fuel supplier’s agreement. Gross profit as a percentage of revenues improved in supermarkets and declined slightly in both convenience stores and food service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses include store expenses, administrative and corporate expenses, purchasing personnel costs and advertising. In 2003, consolidated selling, general and administrative expenses were 26.9% of consolidated sales and other revenues compared to 26.5% in 2002. The increase, as a percentage of consolidated total revenues, was primarily attributable to higher medical benefits costs, building and equipment rent and repairs, workers compensation and credit card fees, partially offset by lower wage costs. Excluding supermarket format conversions, wages in stores open both years decreased 4.3% in 2003 from 2002 due to continued efforts to improve labor efficiency.

During the fourth quarter of 2003, the Company announced a reorganization in headquarters staff, the discontinuance of its home delivery service and the closing of a LoBill supermarket. As a result of the headquarters staff reorganization, the Company took a $1.1 million charge against earnings in 2003.

In 2002, consolidated selling, general and administrative expenses were 26.5% of consolidated sales and other revenues compared to 25.8% in 2001. Wages in stores open both years, excluding supermarket conversions to the LoBill format, increased 1.3% in 2002 from 2001.

DEPRECIATION

Depreciation expense was $24.5 million, $22.9 million and $24.4 million in 2003, 2002, and 2001, respectively. Expressed as a percentage of revenues, depreciation expense was 1.5% in 2003, 1.4% in 2002 and 1.6% in 2001.

As a result of its periodic examination and review of its accounting policies and practices in 2001, the Company determined that a revision of the estimated useful lives used to depreciate buildings and land improvements, and leasehold improvements was appropriate in light of the Company’s historical experience and its assessment of prevailing industry practice. The change was effected in the third quarter of 2001. The change resulted in a decrease in depreciation expense of $3.9 million and an increase in net income of $2.6 million, or $.32 per diluted share, for the year ended March 29, 2003, a decrease in depreciation expense of $4.5 million and an increase in net income of $2.9 million, or $.31 per diluted share, for the year ended March 30, 2002 and a decrease in depreciation expense of $2.4 million and an increase in net income of $1.6 million, or $.17 per diluted share, for the year ended March 31, 2001.

INTEREST

Interest expense was $23.3 million in 2003, $22.5 million in 2002, and $22.7 million in 2001. As a percentage of revenues, interest expense was 1.4% in both 2003 and 2002 and 1.5% in 2001.

OTHER NON-OPERATING EXPENSE

In 2003, the Company repurchased $30.5 million of its outstanding senior subordinated debentures on the open market at discounts to face value resulting in gains of $2.2 million, net of pro-rata debt issuance costs.

INCOME TAXES

The effective income tax rate was 73.7% for 2003, 34.5% for 2002, and 32.6% for 2001. The increase in the effective rate for 2003 over the prior years was due primarily to the decline in pretax income. The effective income tax rate for 2004 is expected to approximate 37%.

CAPITAL EXPENDITURES

Capital expenditures and major capital projects completed during the last three years consisted of:

	2003	2002	2001

Capital expenditures (millions)	$48.7	$66.0	$55.1

Supermarkets
New/acquired stores	3	13	8
Closed stores	1	2	—
Major remodels/expansions	3	2	—
Format conversions	1	6	—
Convenience stores
New/acquired stores	—	7	15
Closed stores	22	10	7

In 2003, the Company constructed one new supermarket, acquired two supermarkets, remodeled three supermarkets, began the remodel of one supermarket, converted one Marsh store to the LoBill format and opened two floral shops. The Company completed construction of a 119,000 square foot frozen food distribution facility that began operating in August 2002. Over 100 convenience stores were re-imaged with new exterior graphics and painting, new interior decor and new interior fixture layout. Twenty-two under performing convenience stores were closed during the year with the majority of the closings concurrent with lease expirations.

During 2002, the Company disposed of its wholesale division in order to focus on its core retail businesses. Proceeds of approximately $14 million were used to reduce outstanding debt.

In 2004, the Company plans to construct two new Marsh supermarkets and one new LoBill Foods, convert one Marsh supermarket to a LoBill Foods, remodel four to six supermarkets, continue the convenience store re-imaging and upgrade certain information systems. The cost of these projects and other capital commitments is estimated to be $40 million. Of this amount, the Company plans to fund approximately $20 million through sale/leasebacks, $10 million through equipment leasing and believes it can finance the balance with internally generated funds.

The Company’s plans with respect to store construction, expansion, conversion and remodeling are subject to known and unknown risks and uncertainties and may be revised in light of changing conditions, such as competitive influences, its ability to successfully negotiate site acquisitions or leases, zoning limitations and other governmental regulations. The timing of projects is subject to normal construction and other delays. It is possible that projects described above may not commence, others may be added, a portion of planned expenditures with respect to projects commenced during the current fiscal year may carry over to the subsequent fiscal year, and the Company may use other financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities during 2003 was $38.4 million, compared to $37.7 million in 2002. During 2003, working capital decreased $19.4 million as cash decreased $9.2 million and accounts receivable decreased $6.4 million.

For 2003, investing activities consisted primarily of $48.7 million in expenditures for acquisition of property, equipment and land for expansion, and proceeds of $11.4 million from disposals of property and land. The Company’s capital requirements are traditionally financed through internally generated funds, long-term borrowings and lease financings, including capital and operating leases. The Company anticipates continued access to such financing sources.

The Company’s long-term debt and capital lease obligations, net of current maturities, were $227.2 million at March 29, 2003, compared to $263.8 million at March 30, 2002. During the fourth quarter of 2003, the Company retired $19.9 million of convertible debentures and repurchased $30.5 million of senior subordinated notes. At March 29, 2003, 82.3% of the long-term debt and capital lease obligations were at fixed rates of interest with a 9.3% weighted average rate, and 17.7% were at variable rates of interest with a 3.9% weighted average rate.

In March 2003, the Company amended its revolving credit facility, changed the commitment to $95.0 million, extended the maturity to February 2006 and added security of land and buildings having a carrying cost of $49.6 million at March 29, 2003. At March 29, 2003, $41.0 million was borrowed on the revolving credit facility.

A bank commitment for short-term borrowing provides an additional $3.0 million of available financing, of which $1.7 million was borrowed at March 29, 2003.

Long-term financial obligations (in millions) as of March 29, 2003:

	Payments due by period

		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

Long-term debt, including current maturities	$201.1	$2.5	$47.6	$125.6	$25.4
Capital leases	64.7	4.4	8.8	8.8	42.7
Operating leases	261.6	31.7	59.3	39.9	130.7

Total	$527.4	$38.6	$115.7	$174.3	$198.8

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

The Company is self-insured for most healthcare claims, workers compensation claims, and general liability and automotive liability losses. Reported claims and related loss reserves are estimated by third party administrators. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances.

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

The Company receives allowances and credits from certain of the vendors whose products the Company purchases for resale. Allowances that are related to a specific purchase quantity are recorded as a component of the item cost of inventory and recognized in merchandise costs when the item is sold. Other allowances include consideration received for new item introduction, item shelf placement and temporary retail price reduction. Due to system constraints and the nature of certain of these allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a systematic and rational methodology, which results in the recognition of these incentives when the related merchandise is sold for transactions entered into after January 1, 2003. See Note 2 to the Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF MANAGEMENT ON RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Marsh Supermarkets, Inc. is responsible for the preparation and integrity of the consolidated financial statements included in this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include some amounts based on management’s best estimates and judgment. All financial information appearing in this annual report is consistent with that in the financial statements.

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

Independent auditors, Ernst & Young LLP, have audited the accompanying financial statements. Their report is included herein. Their audits, conducted in accordance with auditing standards generally accepted in the United States, included the review and evaluation of selected internal accounting controls for purposes of designing their audit tests.

The Audit Committee of the Board of Directors meets periodically with the independent auditors to discuss the scope and results of their audit work, their assessment of internal controls, and the quality of financial reporting. The independent auditors are engaged by the Audit Committee.

/s/ Don E. Marsh

Don E. Marsh
Chairman of the Board and
Chief Executive Officer

/s/ Douglas Dougherty

Douglas Dougherty
Senior Vice President,
Chief Financial Officer and
Treasurer

/s/ Mark Varner

Mark Varner
Vice President -
Corporate Controller

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Marsh Supermarkets, Inc.

We have audited the accompanying consolidated balance sheets of Marsh Supermarkets, Inc. as of March 29, 2003 and March 30, 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 29, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marsh Supermarkets, Inc. at March 29, 2003 and March 30, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 29, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the Consolidated Financial Statements, the Company has restated its previously issued March 29, 2003 Consolidated Financial Statements with respect to the application of Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which became effective as to the Company on January 1, 2003.

/s/ Ernst & Young LLP

Indianapolis, Indiana
May 16, 2003, except for the seventh paragraph of Note 2 and Note 11, as to which the date is February 12, 2004

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Restated*
YEAR ENDED	March 29, 2003	March 30, 2002	March 31, 2001

Sales and other revenues	$1,647,534	$1,636,702	$1,542,172
Gains from sales of property	8,201	5,897	3,731

Total Revenues	1,655,735	1,642,599	1,545,903
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	1,163,157	1,143,883	1,082,581

Gross profit	492,578	498,716	463,322
Selling, general and administrative expenses	445,480	435,697	399,475
Depreciation	24,464	22,883	24,400

Operating income	22,634	40,136	39,447
Interest	23,270	22,523	22,741
Other non-operating expense (income)	(2,180)	—	911

Income from continuing operations before income taxes	1,544	17,613	15,795
Income taxes	1,138	6,072	5,149

Income from continuing operations	406	11,541	10,646
Discontinued operation:
Income (loss) from operations, net of tax	—	(859)	1,290
Gain (loss) on disposal, net of tax	(354)	2,726	—

Net income	$52	$13,408	$11,936

Basic earnings (loss) per common share:
Continuing operations	$.05	$1.45	$1.30
Discontinued operation	—	(.11)	.16
Disposal of discontinued operation	(.04)	.34	—

Net income	$.01	$1.68	$1.46

Diluted earnings (loss) per common share:
Continuing operations	$.05	$1.31	$1.20
Discontinued operation	—	(.09)	.13
Disposal of discontinued operation	(.04)	.29	—

Net income	$.01	$1.51	$1.33

Dividends declared per share	$.46	$.44	$.44

*     Certain amounts have been restated in conjunction with the Company’s reconsideration of the application of EITF 02-16. See Note 2.

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	Restated*
	March 29, 2003	March 30, 2002

Current Assets
Cash and equivalents	$28,313	$37,516
Accounts receivable, less allowance of $2,960 in 2003 and $2,494 in 2002	27,203	33,613
Inventories	130,297	132,940
Prepaid expenses	5,731	7,639
Recoverable income taxes	—	1,021

TOTAL CURRENT ASSETS	$191,544	$212,729
Property and Equipment
Land	46,856	54,553
Buildings and land improvements	187,942	206,822
Fixtures and equipment	148,342	134,758
Leasehold improvements	78,212	70,980
Construction in progress	7,385	3,866
Property under capital leases	31,923	27,754

	500,660	498,733
Accumulated depreciation	(189,191)	(180,083)

TOTAL PROPERTY AND EQUIPMENT	311,469	318,650
Other Assets	46,309	51,851

	$549,322	$583,230

*     Certain amounts have been restated in conjunction with the Company’s reconsideration of the application of EITF 02-16. See Note 2.

See Notes to Consolidated Financial Statements

	Restated*
LIABILITIES AND SHAREHOLDERS’ EQUITY	March 29, 2003	March 30, 2002

Current Liabilities
Notes payable to bank	$1,700	$1,300
Accounts payable	71,883	71,640
Employee compensation and other liabilities	17,215	20,248
State and local taxes	16,351	14,779
Other accounts payable and accrued expenses	9,686	11,668
Dividends payable	1,035	880
Income taxes payable	5,378	5,247
Current maturities of long-term liabilities	3,452	2,727

TOTAL CURRENT LIABILITIES	126,700	128,489
Long-term Liabilities
Long-term debt	198,148	237,823
Capital lease obligations	29,009	25,933

TOTAL LONG TERM LIABILITIES	227,157	263,756
Deferred Items
Income taxes	9,606	16,472
Pension and post-retirement benefits	40,824	20,863
Gains from sale/leasebacks	15,595	10,164
Other	1,631	2,689

TOTAL DEFERRED ITEMS	67,656	50,188
Shareholders’ Equity
Series A Junior Participating Cumulative Preferred Stock:
Authorized: 5,000,000 shares; Issued: None	—	—
Class A Common Stock, no par value:
Authorized: 15,000,000 shares; Issued: 4,695,253	9,573	9,573
Class B Common Stock, no par value:
Authorized: 15,000,000 shares; Issued: 5,265,158	16,866	16,830
Retained earnings	131,911	135,534
Cost of Common Stock in treasury:
Class A: 2003 – 877,715; 2002 – 848,656 shares	(5,626)	(5,224)
Class B: 2003 – 1,135,479; 2002 – 1,139,296 shares	(9,302)	(9,285)
Deferred cost – restricted stock	(54)	(270)
Notes receivable – stock options	(175)	(1,037)
Accumulated other comprehensive loss	(15,384)	(5,324)

SHAREHOLDERS’ EQUITY	127,809	140,797

	$549,322	$583,230

*     Certain amounts have been restated in conjunction with the Company’s reconsideration of the application of EITF 02-16. See Note 2.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (in thousands)

	Common Stock		Restated*			Other
			Retained	Treasury		Comprehensive	Restated*
	Class A	Class B	Earnings	Stock	Other	Loss	Total

Balance at April 1, 2000	$9,001	$16,454	$117,360	$(7,858)	$(2,045)	$—	$132,912
Net income			11,936				11,936
Cash dividends declared			(3,614)				(3,614)
Amortization of restricted stock grants					844		844
Repurchase of 317,078 shares				(4,036)			(4,036)
Exercise of stock options – 49,200 shares	467	126		206	(530)		269
Other		18	(37)	32	(48)		(35)

Balance at March 31, 2001	9,468	16,598	125,645	(11,656)	(1,779)	—	138,276
Comprehensive income:
Net income			13,408				13,408
Minimum pension liability adjustment, less tax benefit of $2,867						(5,324)	(5,324)

Total comprehensive income							8,084

							(3,519)
Cash dividends declared			(3,519)
Amortization of restricted stock grants					459		459
Restricted stock grant of 9,300 shares	78			53			131
Repurchase of 252,600 shares				(3,368)			(3,368)
Exercise of stock options – 56,713 shares	27	214		436			677
Other		18		26	13		57

Balance at March 30, 2002	9,573	16,830	135,534	(14,509)	(1,307)	(5,324)	140,797
Comprehensive income:
Net income			52				52
Minimum pension liability adjustment, less tax benefit of $5,259						(10,060)	(10,060)

Total comprehensive income (loss)							(10,008)

	Common Stock		Restated*			Other
			Retained	Treasury		Comprehensive	Restated*
	Class A	Class B	Earnings	Stock	Other	Loss	Total

Cash dividends declared			(3,662)				(3,662)
Amortization of restricted stock grants					216		216
Restricted stock grant of 6,200 shares				92			92
Repurchase of 47,645 shares				(643)			(643)
Exercise of stock options – 11,875 shares		16		97			113
Reduction in notes receivable - stock options					899		899
Other		20	(13)	35	(37)		5

Balance at March 29, 2003	$9,573	$16,866	$131,911	$(14,928)	$(229)	$(15,384)	$127,809

*     Certain amounts have been restated in conjunction with the Company’s reconsideration of the application of EITF 02-16. See Note 2.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Restated*	March 30,	March 31,
YEAR ENDED	March 29, 2003	2002	2001

OPERATING ACTIVITIES
Net income	$52	$13,408	$11,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,464	23,034	25,058
Amortization of other assets	1,435	2,462	4,991
Loss (gain) on sale of discontinued operation	354	(2,726)	—
Increase (decrease) in deferred income taxes	(2,084)	2,785	1,914
Changes in operating assets and liabilities:
Accounts receivable	10,996	17,775	(1,945)
Inventories	2,643	(10,865)	(686)
Prepaid expenses and recoverable income taxes	2,929	(1,293)	346
Accounts payable and accrued expenses	(2,592)	(5,875)	4,717
Other operating activities	155	(1,040)	(464)

NET CASH PROVIDED BY OPERATING ACTIVITIES	38,352	37,665	45,867
INVESTING ACTIVITIES
Acquisition of property, equipment and land held for expansion	(48,673)	(66,049)	(55,076)
Disposition of property, equipment and land held for expansion	11,387	4,587	4,788
Proceeds from sale of discontinued operation	—	14,292	—
Other investing activities	(813)	(2,591)	(13,679)

NET CASH USED FOR INVESTING ACTIVITIES	(38,099)	(49,761)	(63,967)
FINANCING ACTIVITIES
Proceeds (repayments of short-term borrowings)	400	1,300	(10,000)
Proceeds of long-term borrowings	76,000	28,000	66,011
Proceeds of sales/leasebacks	34,537	33,594	31,577
Payments of long-term debt and capital lease obligations	(116,043)	(38,486)	(62,225)
Cash dividends paid	(643)	(3,368)	(4,036)
Stock options exercised	(3,506)	(3,537)	(3,651)
Other financing activities	113	677	234
	(314)	175	12

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(9,456)	18,355	17,922

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(9,203)	6,259	(178)
Cash and equivalents at beginning of year	37,516	31,257	31,435

CASH AND EQUIVALENTS AT END OF YEAR	$28,313	$37,516	$31,257

*     Certain amounts have been restated in conjunction with the Company’s reconsideration of the application of EITF 02-16. See Note 2.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or as otherwise noted)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in preparation of the consolidated financial statements are:

FISCAL YEAR

The Company’s fiscal year ends on Saturday of the thirteenth week of each calendar year. All references to “2003”, “2002” and “2001” relate to the fiscal years ended March 29, 2003, March 30, 2002, and March 31, 2001, respectively.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Marsh Supermarkets, Inc. and all majority-owned subsidiaries (the “Company”). Investments in partnerships in which the Company has a minority interest are accounted for by the equity method. Significant intercompany accounts and transactions have been eliminated.

BUSINESS SEGMENTS

The Company operates one business segment: the retail sale of food and related products through supermarkets, convenience stores and food services.

RECLASSIFICATIONS

Certain reclassifications have been made to prior periods to conform to current presentations.

CASH AND EQUIVALENTS

Cash and equivalents consist of highly liquid investments with a maturity of three months or less when purchased. The carrying amount approximates the fair value of those assets.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out method for the principal components of inventories, and by the first-in, first-out method for the remainder (see “Note 8”).

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, including amounts capitalized for interest. For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the assets, generally 33 years for buildings and 20 years for land improvements, five to 12 years for fixtures and equipment, and 20 years for leasehold improvements (see “Note 7”). For income tax purposes, accelerated methods and statutory lives are used to compute depreciation.

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

REVENUE RECOGNITION

Revenue from retail sales is recognized at the time of sale. Allowances for doubtful accounts are provided based on the Company’s uncollectible account experience.

COST OF MERCHANDISE SOLD

Cost of merchandise sold is calculated net of promotional expenses, and warehousing and transportation, excluding depreciation. The Company receives allowances and credits from certain of the vendors whose products the Company purchases for resale. Allowances that are related to a specific purchase quantity are recorded as a component of the item cost of inventory and recognized in merchandise costs when the item is sold. Other allowances include consideration received for new item introduction, item shelf placement and temporary retail price reduction. Due to system constraints and the nature of certain of these allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a systematic and rational methodology, which results in the recognition of these incentives when the related merchandise is sold, for transactions entered into on or after January 1, 2003. See Note 2 to the Consolidated Financial Statements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses include store expenses, administrative and corporate expenses, purchasing personnel costs and advertising.

EXCISE TAXES

Sales and cost of merchandise sold include state and federal excise taxes on tobacco, gasoline and alcohol products of approximately $56 million in 2003, $41 million in 2002, and $40 million in 2001.

ADVERTISING COSTS

Advertising communication costs are expensed in the period incurred and production costs are expensed the first time the respective advertising is displayed. Advertising costs in the amounts of $22.3 million, $23.2 million, and $23.9 million were recorded and included in selling, general and administrative expenses for 2003, 2002, and 2001, respectively.

COST OF OPENING STORES

Non-capital expenditures associated with opening new stores are expensed as incurred.

USE OF ESTIMATES

Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include provisions for self-insurance losses. Actual results could differ from those estimates.

ENVIRONMENTAL LIABILITIES

Environmental liabilities are recorded when environmental assessments indicate remedial efforts are required and the costs can be reasonably estimated. The Company is aware of the existence of petroleum contamination at 28 sites and has commenced remediation at each of those sites. Current estimates of the total compliance costs to be incurred, net of estimated recoveries from an Indiana excess liability fund, are not material. Leak detection tests are performed at all petroleum dispensing sites more frequently than required by current environmental laws and regulations.

STOCK OPTION PLANS

The Company has employee stock benefit plans, which are described more fully in “Note 14”. The Company’s stock option plans are accounted for under the intrinsic value method of APB Opinion 25 and related interpretations. Since the exercise price of options granted under the plans is equal to the market price of the underlying common stock on the grant date, no stock-based compensation cost is recognized in net income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123:

	2003	2002	2001

Net income, as reported	$52	$13,408	$11,936
Less compensation expense using the fair value method, net of tax	970	534	416

Pro-forma net income (loss)	$(918)	$12,874	$11,520

Earnings per share, as reported:
Basic	$.01	$1.68	$1.46
Diluted	.01	1.51	1.33
Pro-forma earnings per share:
Basic	(.12)	1.62	1.41
Diluted	(.12)	1.46	1.29

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement was effective for the Company at the beginning of fiscal year 2003 and had no impact on the Company’s financial statements for the current year.

In April 2002, the FASB issued Statement No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Certain provisions of FAS 145 were effective May 15, 2002 and did not have a material impact on the Company. The remaining provisions become effective for the fiscal year beginning after May 15, 2002 (the Company’s 2004 fiscal year). The Company early adopted the provisions of FAS 145 and classified gains from the fiscal year 2003 retirement of debt as other non-operating income.

In June 2002, the FASB issued Statement No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 was to be applied prospectively to covered activities initiated after December 31, 2002. The Company applied the provisions of FAS 146 to the headquarters staffing reduction described in “Note 4.”

In November 2002, the FASB issued FASB Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The recognition provisions of FIN 45 were effective for any guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of periods after December 15, 2002. The interpretation had no effect on the Company’s results of operations or financial position for the current year.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The statement amended FAS 123 and was effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of the Statement in the current year.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” which was effective for new entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for variable interest entities created or acquired before February 1, 2003. The interpretation had no effect on the Company’s results of operations or financial position for the current year and is not expected to have an effect on the Company’s fiscal year 2004 financial statements.

EITF (Emerging Issues Task Force) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, became effective as to the Company on January 1, 2003. This issue addresses the appropriate accounting for consideration received from a vendor. As a result of this guidance, the Company has adopted a new policy for recognizing slotting allowances and similar consideration received from vendors. Allowances that are related to a specific purchase quantity will continue to be recorded as a component of the item cost of inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a systematic and rational methodology, which results in the recognition of these incentives when the related merchandise is sold. Under the Company’s previous accounting policy for vendor allowances, those credits were recognized as a reduction to cost of goods sold when the Company had fulfilled its obligations under the contract. In connection with the implementation of this new accounting policy, the Company applied the provisions of EITF No. 02-16 prospectively which resulted in deferring the recognition of $5.6 million of allowances, before a tax benefit of approximately $1.9 million, in the fourth quarter of 2003. This non-cash charge was recorded in the Company’s Consolidated Statement of Income using the prospective method and reflects an adjustment of the Company’s inventory balance. The impact of adopting EITF 02-16 on the year ended March 29, 2003 is summarized below:

	As Previously
	Reported	As Restated

Gross profit	$498,136	$492,578
Operating income	28,192	22,634
Income from continuing operations	4,045	406
Net income	3,691	52
Basic net income per share	.46	.01
Diluted net income per share	.46	.01
Inventories	135,855	130,297

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share (EPS). Convertible debentures have been excluded from the 2003 computation because the effect would have been antidilutive.

	2003	2002	2001

Net income - basic EPS numerator	$52	$13,408	$11,936
Effect of convertible debentures	—	911	938

Income after assumed conversions - diluted EPS numerator	$52	$14,319	$12,874

Weighted average shares outstanding	7,965	8,021	8,279
Non-vested restricted shares	(22)	(54)	(99)

Basic EPS denominator	7,943	7,967	8,180
Effect of dilative securities:
Non-vested restricted shares	22	54	99
Employee stock options	136	160	110
Convertible debentures	—	1,284	1,290

Adjusted weighted average shares - diluted EPS denominator	8,101	9,465	9,679

NOTE 4 - HEADQUARTERS RESTRUCTURING

During 2003, the Company reduced staffing at its corporate headquarters resulting in the incurrence of $1.1 million in termination costs which is included in reported selling, general and administrative expense on the income statement. At March 29, 2003, the remaining liability related to the restructuring was $0.7 million.

NOTE 5 - GOODWILL

The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142), effective April 1, 2001. FAS 142 discontinued the amortization of goodwill and prescribes future periodic testing of goodwill for impairment. The required annual impairment test was completed in January 2003, and resulted in no adjustment to recorded goodwill.

Adjusted net income and net income per share were as follows:

	2003	2002	2001

Reported net income	$52	$13,408	$11,936
Goodwill amortization, net of tax	—	—	537
Adjusted net income – basic	52	13,408	12,473

Effect of convertible debentures	—	911	938

Adjusted net income – dilutive	$52	$14,319	$13,411

Basic earnings per share:
Reported net income	$.01	$1.68	$1.46
Goodwill amortization, net of tax	—	—	.07

Adjusted net income	$.01	$1.68	$1.53

Diluted earnings per share:
Reported net income	$.01	$1.51	$1.33
Goodwill amortization, net of tax	—	—	.06

Adjusted net income	$.01	$1.51	$1.39

NOTE 6 - DISCONTINUED OPERATION

In October 2001, the Company completed the sale of certain assets of its wholesale division. The sale included inventory, property, buildings and equipment, and certain other assets plus the assumption by the buyer of certain liabilities. Proceeds of $14.3 million from the sale were used primarily to reduce amounts outstanding under the Company’s revolving credit facility. A gain of $4.2 million ($2.7 million net of tax) was recognized in 2002. The remaining assets and liabilities from the discontinued operation included in the consolidated balance sheet at March 29, 2003 are not material.

Operating results of the discontinued operation were as follows:

	2002	2001

Sales and other revenues	$140,869	$331,515

Income (loss) before tax	$(1,322)	$1,984
Income tax	(463)	694

Net income (loss)	$(859)	$1,290

NOTE 7 - CHANGE IN ESTIMATED USEFUL LIVES OF PROPERTY AND EQUIPMENT

In 2001, as a result of the Company’s periodic examination and review of its accounting policies and practices, the Company determined that a revision of the estimated useful lives used to depreciate buildings and land improvements and leasehold improvements was appropriate in light of the Company’s historical experience and its assessment of industry practice. The change was effected in the third quarter of 2001.

The change resulted in a decrease in depreciation expense of $3.9 million and an increase in net income of $2.6 million, or $.32 per diluted share, for the year ended March 29, 2003, a decrease in depreciation expense of $4.5 million and an increase in net income of $2.9 million, or $.31 per diluted share, for the year ended March 30, 2002, and a decrease in depreciation expense of $2.4 million and an increase in net income of $1.6 million, or $.17 per diluted share, for the year ended March 31, 2001.

NOTE 8 - INVENTORIES

Inventories are comprised of finished goods and goods held for resale. Inventories valued by the LIFO method represented approximately 65% and 70% of consolidated inventories at March 29, 2003, and March 30, 2002, respectively. Current inventory cost exceeded the carrying amount of LIFO inventories by $1.5 million at March 29, 2003, and $1.9 million at March 30, 2002. Valuation allowances related to inventories were $1.3 million at March 29, 2003, and $1.2 million at March 30, 2002.

NOTE 9 - EMPLOYEE BENEFIT PLANS

Historically, the Company provided a qualified defined benefit pension plan covering the majority of its non-union employees and an unfunded supplemental retirement plan for corporate officers designated by the Board of Directors. The plans provide for payment of retirement benefits on the basis of employees’ length of service and earnings history. Plan assets consist principally of listed stocks, corporate and government notes and bonds. In 1997, the Company froze benefit accruals under its qualified defined benefit pension plan and concurrently amended one of the Company’s defined contribution savings plans to permit discretionary Company contributions.

The amounts recognized in the consolidated balance sheets were as follows:

	Pension		Post Retirement

	2003	2002	2003	2002

Benefit obligation at beginning of year	$58,894	$55,535	$4,403	$3,316
Service cost	687	579	434	337
Interest cost	4,320	4,235	306	233
Amendments	—	—	—	182
Actuarial loss	7,915	1,193	371	590
Benefits paid	(2,496)	(2,648)	(383)	(255)

Benefit obligation at end of year	$69,320	$58,894	$5,131	$4,403

Change in plan assets:
Fair value of plan assets at beginning of year	$42,144	$43,698	$—	$—
Return on plan assets	(5,443)	915	—	—
Company contribution	179	179	383	255
Benefits paid	(2,496)	(2,648)	(383)	(255)

Fair value of plan assets at end of year	$34,384	$42,144	$—	$—

The funded status of the plans were as follows:

	Pension		Post Retirement

	2003	2002	2003	2002

Funded status of the plan (underfunded)	$(34,936)	$(16,750)	$(5,131)	$(4,403)
Unrecognized net actuarial loss	27,622	11,168	901	365
Unrecognized prior service cost	1,505	1,876	174	182

Benefit obligation at end of year	$(5,809)	$(3,706)	$(4,056)	$(3,856)

	Pension		Post Retirement

	2003	2002	2003	2002

Accrued benefit liability	$(30,824)	$(12,428)	$(4,056)	$(3,856)
Intangible asset	1,505	531	—	—
Accumulated other comprehensive loss	23,510	8,191	—	—

Net amount recognized	$(5,809)	$(3,706)	$(4,056)	$(3,856)

The components of net pension benefit expense and assumptions used were as follows:

	2003	2002	2001

Service cost	$687	$579	$443
Interest cost	4320	4,235	3,990
Expected return on plan assets	(3,498)	(3,850)	(4,570)
Recognized actuarial (gain)/loss	403	259	(117)
Amortization of prior service cost	370	370	370

Benefit cost	$2,282	$1,593	$116

Discount rate	6.50%	7.60%	7.60%
Expected return on plan assets	8.50%	9.00%	9.00%
Rate of compensation increase for supplemental plan	5.00%	5.00%	5.00%

The components of net postretirement benefits costs were as follows:

	2003	2002	2001

Service cost	$434	$337	$272
Interest cost	306	233	214
Other	8	—	(24)

Benefit cost	$748	$570	$462

The Company’s assumed healthcare cost trend rate is 10.00% for 2003, decreasing gradually to 6.00% by 2014, and thereafter. The assumed healthcare cost trend rate can have a significant effect on the amounts reported. However, a one percentage point change in the assumed rate would not have a material effect on the benefit obligation or expense. The Company provides certain postretirement healthcare benefits for its non-union retirees and their eligible spouses. The plans are contributory with retiree contributions adjusted annually and certain other cost sharing features, such as deductibles and co-insurance.

The Company provides a defined contribution savings plan that allows 401(k) contributions by employees who elect to participate and can satisfy minimum age and annual service requirements. The Company matches a portion of employees’ contributions and may make a discretionary annual contribution depending upon the Company’s profitability. Expense for the plan was $2.4 million in 2003, $3.7 million in 2002 and $3.4 million in 2001. The Company had provided a defined contribution plan for employees of the discontinued operation, for which expense was $0.2 million in 2001.

The Company also participates in a multi-employer plan that provides defined benefits to its union employees. The Company expense for this plan amounted to $1.3 million in 2003, $0.9 million in 2002 and $0.8 million in 2001.

NOTE 10 - DEBT

Long-term debt consisted of the following:

	2003	2002

10.05% notes	$12,678	$13,977
8.25% mortgage	15,985	16,411
8.95% mortgage	9,905	10,141
Revolving credit facility	41,000	28,000
8 7/8% senior subordinated notes	119,545	150,000
Less discount	(421)	(652)
7% convertible subordinated debentures	—	19,909
Other	1,998	2,081
Less current maturities	(2,542)	(2,044)

	$198,148	$237,823

The 10.05% notes are payable in monthly installments (principal and interest) of $220,000 through 2009. Land and buildings with a net carrying amount of $20.7 million are pledged as collateral for the notes.

The 8.25% mortgage is payable in monthly installments (principal and interest) of $147,000 and matures in January 2010. The mortgage is secured by land and buildings with a net carrying amount of $18.4 million.

The 8.95% mortgage is payable in monthly installments (principal and interest) of $94,000 and matures in May 2010. The mortgage is secured by land and buildings with a net carrying amount of $7.7 million.

The revolving credit facility permits total borrowings of $95.0 million. Amounts borrowed are for terms selected by the Company at the time of borrowing. Interest rates are based on LIBOR or floating prime rate, and principal and interest are payable at maturity. Commitment fees of 0.5% are paid on unused amounts. In March 2003, the revolving credit facility was amended to extend the maturity date to February 2006. Per the amendment, land and buildings with a net carrying amount of $49.6 million secure the credit facility.

Interest on the 8 7/8% senior subordinated notes is payable semi-annually and the principal matures in August 2007. The effective interest rate is 9.0%. During 2003, the Company purchased $30.5 million of the notes on the open market. The gain recognized from the retirement of the notes is included in other non-operating income.

The 7% convertible subordinated debentures matured in February 2003, and were retired with borrowings from the revolving credit facility.

At March 29, 2003, the fair market value of the Company’s long-term debt was approximately $187.0 million. The fair market value was estimated using quoted market rates for publicly traded debt and current incremental borrowing rates for non-public debt.

The revolving credit facility and senior subordinated notes both require maintenance of minimum working capital and limit cash dividends, repurchases of common stock, future indebtedness, lease obligations and disposition of assets.

The Company has a bank commitment for short-term borrowings of up to $3.0 million at rates based upon the then prevailing federal funds rate. At March 29, 2003, $1.7 million was borrowed against this commitment.

Aggregate future principal payments of long-term debt outstanding at March 29, 2003 were:

2004	$2,542
2005	2,375
2006	45,206
2007	2,868
2008	122,722
Thereafter	25,398

Interest expense consisted of:

	2003	2002	2001

Long-term debt	$19,742	$20,159	$20,878
Capital lease obligations	3,518	2,317	1,781
Discontinued operation	—	782	1,656
Other	10	47	82

Total interest expense	$23,270	$23,305	$24,397

Interest capitalized	$474	$744	$804

Cash payments for interest	$23,472	$23,229	$24,433

NOTE 11 – LONG-TERM DEBT AND GUARANTOR SUBSIDIARIES

Other than three minor subsidiaries, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under the 8 7/8% senior subordinated notes. The Guarantors are 100% wholly owned subsidiaries of the Company.

Statement of income for the year ended March 29, 2003:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total

Sales and other revenues	$4,994	$1,647,497	$(4,957)	$1,647,534
Gains from sales of property	1,938	6,263	—	8,201

Total revenues	6,932	1,653,760	(4,957)	1,655,735
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	1,163,157	—	1,163,157

Gross profit	6,932	490,603	(4,957)	492,578
Selling, general and administrative	2,988	447,449	(4,957)	445,480
Depreciation	1,417	23,047	—	24,464

Operating income	2,527	20,107	—	22,634
Interest	2,067	21,203	—	23,270
Other non-operating income	(2,180)	—	—	(2,180)

Income from continuing operations before income tax	2,640	(1,096)	—	1,544
Income taxes	1,068	70	—	1,138

Income from continuing operations	$1,572	$(1,166)	$—	$406

Statement of income for the year ended March 30, 2002:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total

Sales and other revenues	$4,966	$1,636,645	$(4,909)	$1,636,702
Gains from sales of property	—	5,897	—	5,897

Total revenues	4,966	1,642,542	(4,909)	1,642,599
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	1,143,883	—	1,143,883

Gross profit	4,966	498,659	(4,909)	498,716
Selling, general and administrative	2,718	437,888	(4,909)	435,697
Depreciation	1,316	21,567	—	22,883

Operating income	932	39,204	—	40,136
Interest	1,903	20,620	—	22,523

Income from continuing operations before income tax	(971)	18,584	—	17,613
Income taxes	(321)	6,393	—	6,072

Income from continuing operations	$(650)	$12,191	$—	$11,541

Statement of income for the year ended March 31,2001:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total

Sales and other revenues	$5,253	$1,542,125	$(5,206)	$1,542,172
Gains from sales of property	674	3,057	—	3,731

Total revenues	5,927	1,545,182	(5,206)	1,545,903
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	1,082,581	—	1,082,581

Gross profit	5,927	462,601	(5,206)	463,322
Selling, general and administrative	2,459	402,222	(5,206)	399,475
Depreciation	1,718	22,682	—	24,400

Operating income	1,750	37,697	—	39,447
Interest	1,896	20,845	—	22,741
Other non-operating income	911	—	—	911

Income from continuing operations before income tax	(1,057)	16,852	—	15,795
Income taxes	(345)	5,494	—	5,149

Income from continuing operations	$(712)	$11,358	$—	$10,646

Balance sheet as of March 29, 2003:

		Guarantor
	Parent	subsidiaries	Total

Assets
Current assets:
Cash and equivalents	$—	$28,313	$28,313
Accounts receivable	—	27,203	27,203

Inventories	—	130,297	130,297
Prepaid expenses	—	5,731	5,731

Total current assets	—	191,544	191,544
Property and equipment, less allowances for depreciation	33,777	277,692	311,469
Other assets	4,484	41,825	46,309

	$38,261	$511,061	$549,322

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable to bank	$—	$1,700	$1,700
Accounts payable	—	71,883	71,883
Accrued liabilities	6,559	43,106	49,665
Current maturities of long-term liabilities	1,435	2,017	3,452

Total current liabilities	7,994	118,706	126,700
Long-term liabilities:
Long-term debt	130,367	67,781	198,148
Capital lease obligations	—	29,009	29,009

Total long-term liabilities	130,367	96,790	227,157
Deferred items:
Income taxes	9,606	—	9,606
Pension and post-retirement benefits	36,766	4,058	40,824
Other	61	17,165	17,226

Total deferred items	46,433	21,223	67,656
Amounts due parent from subsidiaries	(156,787)	156,787	—
Shareholders’ Equity:
Common stock, Classes A and B	26,439	—	26,439
Retained earnings	14,356	117,555	131,911
Cost of common stock in treasury	(14,928)	—	(14,928)
Deferred cost – restricted stock	(54)	—	(54)
Notes receivable – stock options	(175)	—	(175)
Accumulated other comprehensive loss	(15,384)	—	(15,384)

Total shareholders’ equity	10,254	117,555	127,809

	$38,261	$511,061	$549,322

Balance sheet as of March 30, 2002:

		Guarantor
	Parent	subsidiaries	Total

Assets
Current Assets:
Cash and equivalents	$—	$37,516	$37,516
Accounts receivable	—	33,613	33,613
Inventories	—	132,940	132,940
Prepaid expenses	—	7,639	7,639
Income taxes recoverable	261	760	1,021

Total current assets	261	212,468	212,729
Property and equipment, less allowances for depreciation	34,530	284,120	318,650
Other assets	5,481	46,370	51,851

	$40,272	$542,958	$583,230

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable to bank	$—	$1,300	$1,300
Accounts payable	—	71,640	71,640
Accrued liabilities	8,202	44,620	52,822
Current maturities of long-term liabilities	1,299	1,428	2,727

Total current liabilities	9,501	118,988	128,489
Long-term liabilities:
Long-term debt	162,026	75,797	237,823
Capital lease obligations	—	25,933	25,933

Total long-term liabilities	162,026	101,730	263,756
Deferred items:
Income taxes	16,472	—	16,472
Pension and post-retirement benefits	17,245	3,618	20,863
Other	124	12,729	12,853

Total deferred items	33,841	16,347	50,188
Amounts due parent from subsidiaries	(187,032)	187,032	—
Shareholders’ Equity:
Common stock, Classes A and B	26,403	—	26,403
Retained earnings	16,673	118,861	135,534
Cost of common stock in treasury	(14,509)	—	(14,509)
Deferred cost – restricted stock	(270)	—	(270)
Notes receivable – stock options	(1,037)	—	(1,037)
Accumulated other comprehensive loss	(5,324)	—	(5,324)

Total shareholders’ equity	21,936	118,861	140,797

	$40,272	$542,958	$583,230

Statement of cash flows for the year ended March 29, 2003:

		Guarantor
	Parent	subsidiaries	Total

Net cash provided by operating activities	$35,637	$2,715	$38,352
Net cash used for investing activities	(224)	(37,875)	(38,099)
Financing activities
Proceeds of short-term borrowings	—	400	400
Proceeds of long-term borrowings	—	76,000	76,000
Proceeds of sale leaseback/capital lease obligations	—	34,537	34,537
Repayments of long-term debt and capital leases	(31,523)	(84,520)	(116,043)
Purchase of common stock for treasury	(643)	—	(643)
Cash dividends paid	(3,506)	—	(3,506)
Other financing activities	259	(460)	(201)

Net cash provided by (used for) financing activities	(35,413)	25,957	(9,456)

Net decrease in cash and equivalents	$—	$(9,203)	$(9,203)
Cash and equivalents at beginning of period	—	37,516	37,516

Cash and equivalents at end of period	$—	$28,313	$28,313

Statement of cash flows for the year ended March 30, 2002:

		Guarantor
	Parent	subsidiaries	Total

Net cash provided by operating activities	$9,289	$28,376	$37,665
Net cash used for investing activities	$(2,182)	$(47,579)	$(49,761)
Financing activities
Proceeds of short-term borrowings	—	1,300	1,300
Proceeds of long-term borrowings	—	28,000	28,000
Proceeds of sale leaseback/capital lease obligations	—	33,594	33,594
Repayments of long-term debt and capital leases	(1,054)	(37,432)	(38,486)
Purchase of common stock for treasury	(3,368)	—	(3,368)
Cash dividends paid	(3,537)	—	(3,537)
Other financing activities	852	—	852

Net cash provided by (used for) financing activities	(7,107)	25,462	18,355

Net increase in cash and equivalents	$—	$6,259	$6,259
Cash and equivalents at beginning of period	—	31,257	31,257

Cash and equivalents at end of period	$—	$37,516	$37,516

Statement of cash flows for the year ended March 31, 2001:

		Guarantor
	Parent	subsidiaries	Total

Net cash provided by operating activities	$25,363	$20,504	$45,867
Net cash provided by (used for) investing activities	$1,718	$(65,685)	$(63,967)
Financing activities
Repayments of short-term borrowings	—	(10,000)	(10,000)
Proceeds of long-term borrowings	—	66,011	66,011
Proceeds of sales leaseback/capital lease obligation	—	31,577	31,577
Repayments of long-term debt and capital leases	(19,640)	(42,585)	(62,225)
Purchase of common stock for treasury	(4,036)	—	(4,036)
Cash dividends paid	(3,651)	—	(3,651)
Other financing activities	246	—	246

Net cash provided by (used for) financing activities	(27,081)	45,003	17,922

Net decrease in cash and equivalents	—	(178)	(178)
Cash and equivalents at beginning of period	—	31,435	31,435

Cash and equivalents at end of period	$—	$31,257	$31,257

NOTE 12 - LEASES

Of the Company’s 286 retail stores, 190 are leased under commercial lease agreements providing for initial terms generally from 15 to 20 years with options to extend the initial terms up to an additional 20 years. The Company also leases a portion of its transportation and store equipment for periods of three to eight years plus renewal and purchase options. Capitalized lease property consisted of store facilities having a net carrying cost of $26.2 million at March 29, 2003 and $23.9 million at March 30, 2002.

Future minimum lease payments for capital and operating leases with terms in excess of one year, and the present value of capital lease obligations, at March 29, 2003 were as follows:

	Capital	Operating
	Leases	Leases
2004	$4,428	$31,684
2005	4,418	29,104
2006	4,385	30,205
2007	4,398	21,791
2008	4,398	18,147
Thereafter	42,717	130,696

	64,744	$261,627

Less:
Amounts representing interest	34,825

Present value of net minimum lease payments	$29,919

Minimum annual lease payments will be reduced by $2.2 million from future sublease rentals due over the term of the subleases.

Rental expense consisted of:

	2003	2002	2001

Minimum rentals	$37,224	$30,458	$27,912
Contingent rentals	193	152	87
Sublease rental income	(1,514)	(1,474)	(1,732)

	$35,903	$29,136	$26,267

NOTE 13 - INCOME TAXES

The components of deferred tax assets and liabilities were as follows:

	2003	2002

Deferred tax assets:
Compensation and benefit accruals	$14,306	$7,087
Self insurance reserves	767	746
Other	5,421	6,417

Total deferred tax assets	20,494	14,250
Deferred tax liabilities:
Property and equipment, including leased property	(26,979)	(26,240)
Prepaid employee benefits	(79)	(1,173)
Inventory	(5,233)	(6,929)
Other	(2,579)	(1,627)

Total deferred tax liabilities	(34,870)	(35,969)

Net deferred tax liability	$(14,376)	$(21,719)

Income tax expense consisted of the following:

	2003	2002	2001

Current – Federal	$3,000	$419	$3,154
State	137	(43)	85
Deferred – Federal	(1,947)	5,678	1,890
State	(52)	18	20

	$1,138	$6,072	$5,149

Cash payments	$1,272	$1,567	$3,145

A reconciliation of income tax expense is as follows:

	2003	2002	2001

Federal statutory tax rate	$541	$6,145	$5,529
State and local, net of federal tax	55	(19)	68
Other	542	(54)	(448)

Total income tax expense	$1,138	$6,072	$5,149

NOTE 14 - SHAREHOLDERS’ EQUITY AND EMPLOYEE STOCK PLANS

COMMON STOCK

Class A Common Stock has one vote per share; Class B Common Stock is non-voting except with respect to certain matters affecting the rights and preferences of that class. Each class is entitled to equal per share dividends and consideration in any merger, consolidation or liquidation of the Company. A person who acquires 10% or more of outstanding Class A Common Stock without acquiring a like percentage of Class B Common Stock must make a public tender offer to acquire additional Class B Common Stock. Failure to do so results in suspension of the voting rights of the Class A Common Stock held by such person.

CHANGES IN SHARES OUTSTANDING

Changes in shares issued and treasury shares during the three years ended March 29, 2003 were as follows:

	Class A	Class B

Issued shares:
Balance at March 31, 2001, March 30, 2002 and March 29, 2003	4,695	5,265

Treasury shares:
Balance at April 1, 2000	691	851
Repurchase of shares	111	206
Stock options exercised	(36)	(13)
Director stock purchases	—	(5)

Balance at March 31, 2001	766	1,039
Repurchase of shares	95	157
Stock options exercised	(3)	(53)
Director stock purchases	—	(4)
Restricted stock grant	(9)	—

Balance at March 30, 2002	849	1,139
Repurchase of shares	35	12
Stock options exercised	—	(12)
Director stock purchases	—	(4)
Restricted stock grant	(6)	—

Balance at March 29, 2003	878	1,135

Net outstanding at March 29, 2003	3,817	4,130

STOCK OPTION PLANS AND SHARES RESERVED

The 1998 Stock Incentive Plan, as amended in 2002, reserves 1,500,000 shares of common stock, in any combination of Class A and Class B, for the grant of stock options, restricted stock and/or other stock-based awards. The option price for any incentive stock option may not be less than 100% of the fair market value of the Common Stock as of the date of grant and for any non-qualified stock option may not be less than 85% of the fair market value as of the date of grant. Options granted to date become exercisable pro-rata over three or four-year periods beginning one year from the date of grant and expire 10 years from date of grant.

The 1991 Employee Stock Incentive Plan (as amended in 1995) reserves 750,000 shares of common stock, in any combination of Class A and Class B, for the grant of stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and/or other stock-based awards. Grants of options made under this plan are non-qualified. Substantially all grants were at the market value of the underlying common stock at date of grant. They become exercisable pro-rata over a four-year period beginning one year from date of grant and expire 10 years from date of grant.

In December 1998, 65,000 shares of restricted Class A Common Stock were granted under the 1998 Stock Incentive Plan and in September 1997, 150,750 shares of restricted Class A Common Stock were granted under the 1991 Employee Stock

Incentive Plan to certain key employees. The shares vested ratably on each of the first four anniversaries of the date of grant and are subject to restrictions on their sale or transfer.

The 1999 Outside Directors’ Stock Option Plan reserves 150,000 shares of common stock, in any combination of Class A and Class B, for the grant of stock options and restricted stock to non-employee directors. The Board of Directors administers the plan and determines the terms and conditions of the awards, subject to the terms of the plan. The option price may not be less than 85% of the market value as of the date of the grant.

The 1992 Stock Option Plan for Outside Directors reserved 50,000 shares of Class B Common Stock for the grant of stock options and restricted stock to non-employee directors. The plan expired in August 2002. Options were granted upon election of each of the directors by the shareholders at the market value of the underlying common stock at date of grant. The options became exercisable and restrictions lapsed in equal installments, on the date of each of the two Annual Meetings following the date of grant and expire 10 years from date of grant.

As of March 29, 2003, 97,675 shares in any combination of Class A and Class B were reserved for future awards under the 1991 Plan, 110,451 shares in any combination of Class A and Class B were reserved for future awards under the 1998 Plan, and 17,000 shares in any combination of Class A and Class B were reserved for awards under the 1999 outside directors plan.

All equity compensation plans of the Company have been approved by its shareholders. Following is summary information for options outstanding and shares reserved for all plans:

	Class A		Class B

Shares to be issued upon exercise of options	1,358		551
Weighted average exercise price	$14.13		$9.91
Shares available for future issuance	225	(a)	—

(a) in any combination of Class A and Class B

A summary of the Company’s stock option activity follows: (price is weighted average; options are in thousands)

	Class A Shares		Class B. Shares

	Price	Options	Price	Options

Outstanding at April 1, 2000	$14.26	674	$12.25	297
Granted	—	—	9.80	362
Exercised	13.81	(36)	13.81	(14)
Expired/forfeited	14.23	(9)	13.72	(34)
Outstanding at March 31, 2001	14.29	629	10.68	611
Granted	13.17	394	13.00	46
Exercised	13.50	(15)	11.18	(38)
Expired/forfeited	14.14	(37)	10.32	(31)
Outstanding at March 30, 2002	13.86	971	9.93	588
Granted	14.77	453	—	—
Exercised	—	—	9.51	(12)
Expired/forfeited	14.51	(66)	10.44	(25)
Outstanding at March 29, 2003	14.13	1,358	$9.91	551

Related stock option information is as follows: (options are in thousands)

	2003	2002	2001

Vested options at the end of the year
Class A shares	625	453	405
Class B shares	363	282	248
Weighted average exercise price of vested options
Class A shares	$13.99	$14.10	$13.91
Class B shares	11.20	11.43	11.95
Weighted average exercise price of options granted during the year
Class A shares	$14.77	$13.17	$—
Class B shares	—	13.00	9.80

At March 29, 2003, the range of option exercise prices for Class A shares was $13.01 to $15.38 and for Class B shares was $9.50 to $14.75 and the weighted-average remaining contractual life of those options for Class A and Class B shares was 7.0 years and 5.2 years, respectively.

The fair value of granted options reported in “Note 1 – Significant Accounting Policies” was estimated using a Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Dividend yield	3.5%	3.0%	3.5%
Volatility	21%	29%	34%
Risk free interest rate	5.2%	4.7%	5.5%
Expected life in years	10.0	10.0	9.0
Weighted average grant date fair value of options granted during the year
Class A shares	$3.35	$3.96	$—
Class B shares	—	3.78	3.09

OTHER STOCK PLANS

The 1998 Executive Stock Purchase Plan allows designated executives and officers to purchase issued and outstanding shares of the Company’s common stock, in any combination of Class A and Class B, to an aggregate of 300,000 shares. The Company has arranged for each participant to obtain a bank loan to fund the purchase of shares and guarantees the repayment to the bank of all principal, interest and other obligations of each participant. The total amount of principal and interest owed by participants at March 29, 2003 was $3.7 million and at March 30, 2002 was $4.4 million. It is management’s intent to enter into no further guarantees of these obligations.

The Company presently holds notes receivable totaling $0.2 million for funds loaned to certain employees to exercise stock options granted under the 1987 Plan and under an expired 1980 plan. The notes were issued prior to July 30, 2002, bear interest at 6.0% or 6.6% per annum, are collateralized by the shares and are due on various dates, with the last maturing June 2003. The existing notes will not be renewed and management’s intent is to execute no new notes of this type to executive officers. The amount of the receivable is shown on the balance sheet as a reduction of equity.

The 1998 Outside Directors’ Stock Plan provides outside directors the opportunity to use all or any portion of the fees paid by the Company for their services as directors to purchase Class B Common Stock from the Company in lieu of a cash payment of such fees. The plan authorized 100,000 shares of Class B Common Stock and shares issued pursuant to the plan may be authorized but unissued shares or treasury shares. Shares are purchased quarterly at market price.

AMENDED AND RESTATED RIGHTS PLAN

In December 1998, the Company announced that the Board of Directors had amended and restated the 1989 Shareholder Rights Plan, pursuant to which preferred stock purchase rights (“Rights”) were previously distributed as a dividend at the rate of one Right for each common share held. Each Right entitles a shareholder to buy one one-hundredth of a share of Series A

Junior Participating Cumulative Preferred Stock of the Company at an exercise price of $65. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of either class of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of either class of the Company’s common stock. If the rights become exercisable, each Right not owned by such 20% shareholder or related parties will entitle its holder to purchase, at the Right’s then-current exercise price, shares of common stock (or, in certain circumstances as determined by the Board, cash, property or other securities of the Company) having a value of twice the Right’s exercise price. The Company will generally be entitled to redeem the rights at $.01 per Right, at any time until the 15th day following public announcement that a 20% position has been acquired. The Rights expire on December 24, 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries, included in the 2003 Annual Report to Shareholders for the year ended March 29, 2003, are included in Item 8:

Consolidated Balance Sheets as of March 29, 2003 and March 30, 2002.

Consolidated Statements of Income for each of the three years in the period ended March 29, 2003.

Consolidated Statements of Changes in Shareholders Equity for each of the three years in the period ended March 29, 2003.

Consolidated Statements of Cash Flows for each of the three years in the period ended March 29, 2003.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

(a)(2) Note: All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are included in Item 16(c):

3(a) Restated Articles of Incorporation, as amended as of May 15, 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

3(b) By-Laws as amended as of November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

4(a) Articles V, VI and VII of the Company s Restated Articles of Incorporation, as amended as of May 15, 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

4(b) Articles I and IV of the Company s By-Laws, as amended as of November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

4(c) Agreement of the Company to furnish a copy of any agreement relating to certain long- term debt and leases to the Securities and Exchange Commission upon its request - Incorporated by reference to Form 10-K for the year ended March 27, 1987.

4(d) Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank - Incorporated by reference to Form 8-K, dated December 21, 1998.

4(e) Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 - Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).

4(f) First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 Incorporated by reference to Form 10-K for the year ended March 28, 1998.

4(g) Second Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000 Incorporated by reference to Form 10-K for the year ended April 1, 2000.

4(h) Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000 Incorporated by reference to From 10-K for the year ended April 1, 2000.

4(i) Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated June 23, 2000 - Incorporated by reference to Form 10-K for the year ended April 1, 2000.

4(j) Fourth Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated October 15, 2001 Incorporated by reference to Registration Statement on Form S-8 (File No. 333-82908).

4(k) Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated February 19, 2002 Incorporated by reference to Form 10-Q for the quarter ended January 5, 2002.

4(l) First Amendment to Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of December 27, 2002 Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

4(m) Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and the Provident Bank, as Agent and Arranger, dated as of March 21, 2003.*

4(n) First Amendment to Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of May 23, 2003.*

10(a) Lease agreements relating to warehouse located at 333 South Franklin Road, Indianapolis, Indiana - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

Management Contracts and Compensatory Plans:

10(b) Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

10(c) Indemnification Agreements - Incorporated by reference to Form 10-Q for quarter ended January 6, 1990.

10(d) Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.

10(e) Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

10(f) Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors - Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.

10(g) Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.

10(h) Severance Benefits Agreements, dated as of January 1, 1996 - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

10(i) Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

10(j) Form of Restricted Stock Agreement, dated as of September 15, 1997 - Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.

10(k) Marsh Supermarkets, Inc. Outside Directors Stock Plan, as adopted November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

10(l) Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 Incorporated by reference to Proxy Statement , dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

10(m) Executive Stock Purchase Plan of Mash Supermarkets, Inc., effective as of September 1, 1998 Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

10(n) Marsh Deferred Compensation Plan Incorporated by reference to Form S-8, dated September 25, 1998 (File No. 333-64343).

10(o) 1999 Outside Directors Stock Option Plan, effective as of June 1, 1999 Incorporated by reference to Proxy Statement, dated June 27, 1999, for Annual Meeting of Shareholders held August 3, 1999.

10(p) Form of Employment Agreement, dated as of August 3, 1999 Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

10(q) 1999 Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999 Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

10(r) Forms of Guarantee related to Executive Stock Purchase Plan of Marsh Supermarkets, Inc. Incorporated by reference to Form 10-K for the year ended April 1, 2000.

10(s) First Amendment to 1999 Senior Executive Supplemental Retirement Plan, dated February 13, 2003-Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

10(t) Employment Agreement between Marsh Supermarkets, LLC and Frank J. Bryja, dated as of September 15, 2002 - Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

10(u) Employment Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, dated as of August 3, 1999.*

10(v) Employment Agreement between Marsh Supermarkets, Inc. and David A. Marsh, dated as of August 9, 2002.*

10(w) Employment Agreement between Marsh Supermarkets, Inc. and William L. Marsh, dated as of August 3, 1999.*

10(x) Employment Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of August 3, 1999.*

10(z) Employment Agreement, as amended, between Marsh Supermarkets, Inc, and Douglas W. Dougherty, dated as of August 3, 1999.*

10(aa) Employment Agreement between Crystal Food Services, LLC and Jack J. Bayt, dated as of Marsh 30, 2003.*

10(ab) Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Douglas W. Dougherty, dated as of May 6, 1998.*

10(ac) Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of October 22, 1997.*

10(ad) Split Dollar Agreement between Marsh Supermarkets, Inc. and American National Trust and Investment Company, Trustee of the Don E. Marsh 1983 Irrevocable Trust for Children, dated as of January 1, 1997.*

10(ae) Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, Trustee, u/a David A. Marsh, Irrevocable Trust dated as of January 16, 2002.*

10(af) Amended and Restated Supplemental Retirement Plan, dated as of January 1, 1997.*

10(ag) First Amendment to Amended and Restated Supplemental Retirement Plan, dated as of December 31, 1998.*

10(ah) Amended and Restated Marsh Equity Ownership Plan, dated as of January 1, 1989.*

10(ai) First Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 7, 2001.*

10(aj) Second Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 31, 2002.*

21 Subsidiaries of the Registrant.*

23 Consent of Independent Auditors.* *

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.* *

31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.* *

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* *

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* *

(b)	Reports on Form 8-K:

There were no reports on Form 8-K filed by the Registrant with respect to the fourth quarter of its fiscal year ended March 29, 2003.

(c)	Exhibits:

See Exhibit Index

* Incorporated by reference to Form 10-K for the year ended March 29, 2003

** Being filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH SUPERMARKETS, INC.

February 17, 2004	By:	/s/ Don E. Marsh

Don E. Marsh,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 17, 2004	/s/ Don E. Marsh

Don E. Marsh, Chairman of the Board
and Chief Executive Officer and
Director

February 17, 2004	/s/ Douglas W. Dougherty

Douglas W. Dougherty, Senior
Vice President, Chief Financial Officer
and Treasurer

February 17, 2004	/s/ Mark A. Varner

Mark A. Varner, Vice President-Corporate
Controller

Exhibit Index

3(a) Restated Articles of Incorporation, as amended as of May 15, 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

3(b) By-Laws as amended as of November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

4(a) Articles V, VI and VII of the Company s Restated Articles of Incorporation, as amended as of May 15, 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

4(b) Articles I and IV of the Company s By-Laws, as amended as of November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

4(c) Agreement of the Company to furnish a copy of any agreement relating to certain long- term debt and leases to the Securities and Exchange Commission upon its request - Incorporated by reference to Form 10-K for the year ended March 27, 1987.

4(d) Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank - Incorporated by reference to Form 8-K, dated December 21, 1998.

4(e) Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 - Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).

4(f) First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 Incorporated by reference to Form 10-K for the year ended March 28, 1998.

4(g) Second Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000 Incorporated by reference to Form 10-K for the year ended April 1, 2000.

4(h) Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000 Incorporated by reference to From 10-K for the year ended April 1, 2000.

4(i) Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated June 23, 2000 - Incorporated by reference to Form 10-K for the year ended April 1, 2000.

4(j) Fourth Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated October 15, 2001 Incorporated by reference to Registration Statement on Form S-8 (File No. 333-82908).

4(k) Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated February 19, 2002 Incorporated by reference to Form 10-Q for the quarter ended January 5, 2002.

4(l) First Amendment to Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of December 27, 2002 Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

4(m) Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and the Provident Bank, as Agent and Arranger, dated as of March 21, 2003.*

4(n) First Amendment to Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of May 23, 2003.*

10(a) Lease agreements relating to warehouse located at 333 South Franklin Road, Indianapolis, Indiana - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

Management Contracts and Compensatory Plans:

10(b) Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

10(c) Indemnification Agreements - Incorporated by reference to Form 10-Q for quarter ended January 6, 1990.

10(d) Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.

10(e) Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

10(f) Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors - Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.

10(g) Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.

10(h) Severance Benefits Agreements, dated as of January 1, 1996 - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

10(i) Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

10(j) Form of Restricted Stock Agreement, dated as of September 15, 1997 - Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.

10(k) Marsh Supermarkets, Inc. Outside Directors Stock Plan, as adopted November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

10(l) Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 Incorporated by reference to Proxy Statement , dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

10(m) Executive Stock Purchase Plan of Mash Supermarkets, Inc., effective as of September 1, 1998 Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

10(n) Marsh Deferred Compensation Plan Incorporated by reference to Form S-8, dated September 25, 1998 (File No. 333-64343).

10(o) 1999 Outside Directors Stock Option Plan, effective as of June 1, 1999 Incorporated by reference to Proxy Statement, dated June 27, 1999, for Annual Meeting of Shareholders held August 3, 1999.

10(p) Form of Employment Agreement, dated as of August 3, 1999 Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

10(q) 1999 Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999 Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

10(r) Forms of Guarantee related to Executive Stock Purchase Plan of Marsh Supermarkets, Inc. Incorporated by reference to Form 10-K for the year ended April 1, 2000.

10(s) First Amendment to 1999 Senior Executive Supplemental Retirement Plan, dated February 13, 2003-Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

10(t) Employment Agreement between Marsh Supermarkets, LLC and Frank J. Bryja, dated as of September 15, 2002 - Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

10(u) Employment Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, dated as of August 3, 1999.*

10(v) Employment Agreement between Marsh Supermarkets, Inc. and David A. Marsh, dated as of August 9, 2002.*

10(w) Employment Agreement between Marsh Supermarkets, Inc. and William L. Marsh, dated as of August 3, 1999.*

10(x) Employment Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of August 3, 1999.*

10(z) Employment Agreement, as amended, between Marsh Supermarkets, Inc, and Douglas W. Dougherty, dated as of August 3, 1999.*

10(aa) Employment Agreement between Crystal Food Services, LLC and Jack J. Bayt, dated as of Marsh 30, 2003.*

10(ab) Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Douglas W. Dougherty, dated as of May 6, 1998.*

10(ac) Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of October 22, 1997.*

10(ad) Split Dollar Agreement between Marsh Supermarkets, Inc. and American National Trust and Investment Company, Trustee of the Don E. Marsh 1983 Irrevocable Trust for Children, dated as of January 1, 1997.*

10(ae) Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, Trustee, u/a David A. Marsh, Irrevocable Trust dated as of January 16, 2002.*

10(af) Amended and Restated Supplemental Retirement Plan, dated as of January 1, 1997.*

10(ag) First Amendment to Amended and Restated Supplemental Retirement Plan, dated as of December 31, 1998.*

10(ah) Amended and Restated Marsh Equity Ownership Plan, dated as of January 1, 1989.*

10(ai) First Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 7, 2001.*

10(aj) Second Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 31, 2002.*

21      Subsidiaries of the Registrant.*

23      Consent of Independent Auditors.* *

31.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.* *

31.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.* *

32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* *

32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* *

* Incorporated by reference to Form 10-K for the year ended March 29, 2003

** Being filed herewith