Form 10-Q/A
period 2003-06-21
MARSH SUPERMARKETS INC
filed 2004-02-17
CIK 62737

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Number of shares outstanding of each class of the registrant’s common stock as of July 18, 2003:

Class A Common Stock Class B Common Stock	3,817,138 4,132,896	shares shares

	7,950,034	shares

INTRODUCTORY NOTE
Form 10-Q/A for the quarter ended June 21, 2003

Subsequent to the date of filing of the original Form 10-Q for the quarter ended June 21, 2003, the Company reconsidered its methodology of recognizing slotting allowances and similar consideration received from vendors in accordance with EITF 02-16.

This Amendment No. 1 on Form 10-Q/A is being filed to restate certain amounts (see Note F, Recent Accounting Pronouncements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations) and to revise certain related disclosure in the Company’s Consolidated Financial Statements for the quarter ended June 21, 2003.

Except as set forth herein, this Amendment No. 1 does not reflect any events occurring after the date of filing of the original Form 10-Q for the quarter ended June 21, 2003, or otherwise modify or update any of the information contained therein.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MARSH SUPERMARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(Unaudited)

	12 Weeks Ended

	Restated*
	June 21,	June 22,
	2003	2002

Sales and other revenues	$378,010	$383,495
Gains from sales of property	—	1,671

Total revenues	378,010	385,166
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	264,079	266,231

Gross profit	113,931	118,935
Selling, general and administrative	102,119	102,914
Depreciation	5,762	5,590

Operating income	6,050	10,431
Interest	4,570	5,423
Other non-operating income	(634)	—

Income from continuing operations before income taxes	2,114	5,008
Income taxes	856	1,847

Income from continuing operations	1,258	3,161
Loss on disposal of discontinued operation, net of tax	—	(181)

Net income	$1,258	$2,980

Basic earnings per common share:
Continuing operations	$.16	$.40
Loss on disposal of discontinued operation	—	(.02)

Net income	$.16	$.38

Diluted earnings per common share:
Continuing operations	$.16	$.35
Loss on disposal of discontinued operation	—	(.02)

Net income	$.16	$.33

Dividends per share	$.13	$.11

*	Certain amounts have been restated in conjunction with the Company’s reconsideration of the application of EITF 02-16. See Note F.

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	Restated*	Restated*
	June 21,	March 29,	June 22,
	2003	2003	2002

	(Unaudited)	(Note A)	(Unaudited)
Assets
Current assets:
Cash and equivalents	$25,947	$28,313	$30,686
Accounts receivable	28,704	27,203	38,334
Inventories	125,917	130,297	132,417
Prepaid expenses	4,019	5,731	7,013

Total current assets	184,587	191,544	208,450
Property and equipment, less allowances for depreciation	311,417	311,469	313,554
Other assets	44,998	46,309	48,758

	$541,002	$549,322	$570,762

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable to bank	$—	$1,700	$—
Accounts payable	70,842	71,883	71,752
Accrued liabilities	49,287	49,665	49,553
Current maturities of long-term liabilities	3,177	3,452	3,243

Total current liabilities	123,306	126,700	124,548
Long-term liabilities:
Long-term debt	191,312	198,148	221,168
Capital lease obligations	28,787	29,009	29,704

Total long-term liabilities	220,099	227,157	250,872
Deferred items:
Income taxes	9,840	9,606	16,543
Pension and post-retirement benefits	41,684	40,824	22,002
Other	18,010	17,226	13,822

Total deferred items	69,534	67,656	52,367
Shareholders’ Equity:
Common stock, Classes A and B	26,443	26,439	26,407
Retained earnings	132,137	131,911	137,640
Cost of common stock in treasury	(14,917)	(14,928)	(14,419)
Deferred cost — restricted stock	(39)	(54)	(280)
Notes receivable — stock options	(177)	(175)	(1,049)
Accumulated other comprehensive loss	(15,384)	(15,384)	(5,324)

Total shareholders’ equity	128,063	127,809	142,975

	$541,002	$549,322	$570,762

*	Certain amounts have been restated in conjunction with the Company’s reconsideration of the application of EITF 02-16. See Note F.

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	12 Weeks Ended

	Restated*
	June 21,	June 22,
	2003	2002

Operating activities
Net income	$1,258	$2,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,762	5,590
Amortization of other assets	297	534
Changes in operating assets and liabilities	5,655	(110)
Other operating activities	1,629	(1,128)

Net cash provided by operating activities	14,601	7,866
Investing activities
Net acquisition of property, equipment and land	(6,154)	(13,045)
Other investing activities	(727)	462

Net cash used for investing activities	(6,881)	(12,583)
Financing activities
Repayments of short-term borrowings	(1,700)	(1,300)
Proceeds of long-term borrowings	5,000	—
Proceeds of sale/leasebacks	—	16,477
Payments of long-term debt and capital leases	(12,333)	(16,506)
Cash dividends paid	(1,034)	(878)
Other financing activities	(19)	94

Net cash used for financing activities	(10,086)	(2,113)

Net decrease in cash and equivalents	(2,366)	(6,830)
Cash and equivalents at beginning of period	28,313	37,516

Cash and equivalents at end of period	$25,947	$30,686

*	Certain amounts have been restated in conjunction with the Company’s reconsideration of the application of EITF 02-16. See Note F.

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

Note B — Discontinued Operation

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

Note C — Earnings Per Share

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share:

	12 Weeks Ended

	June 21,	June 22,
	2003	2002

Income from continuing operations	$1,258	$3,161
Loss on disposal of discontinued operation	—	(181)

Numerator for basic earnings per share	1,258	2,980
Effect of convertible debentures	—	202

Numerator for diluted earnings per share — income after assumed conversions	$1,258	$3,182

Weighted average shares outstanding	7,949	7,977
Non-vested restricted shares	(6)	(27)

Denominator for basic earnings per share	7,943	7,950
Effect of dilutive securities:
Non-vested restricted shares	6	27
Stock options	61	267
Convertible debentures	—	1,284

Denominator for diluted earnings per share — adjusted weighted average shares	8,010	9,528

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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123:

	12 Weeks Ended

	June 21,	June 22,
	2003	2002

Net income, as reported	$1,258	$2,980
Plus compensation expense reflected in net income	7	28
Less compensation expense using the fair value method, net of tax	215	274

Pro-forma net income	$1,050	$2,734

Earnings per share, as reported:
Basic	$.16	$.38
Diluted	.16	.33
Pro-forma earnings per share:
Basic	.13	.34
Diluted	.13	.31

Note E — Long-Term Debt and Guarantor Subsidiaries

Other than three minor subsidiaries, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under the 8 7/8% senior subordinated notes. The Guarantors are wholly owned subsidiaries of the Company.

Statement of income for the 12 weeks ended June 21, 2003:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total

Total revenues	1,135	378,008	(1,133)	378,010
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	264,079	—	264,079

Gross profit	1,135	113,929	(1,133)	113,931
Selling, general and administrative	656	102,596	(1,133)	102,119
Depreciation	411	5,351	—	5,762

Operating income	68	5,982	—	6,050
Interest	419	4,151	—	4,570
Other non-operating income	(634)	—	—	(634)

Income from continuing operations before income taxes	283	1,831	—	2,114
Income taxes	119	737	—	856

Income from continuing operations	$164	$1,094	$—	$1,258

Statement of income for the 12 weeks ended June 22, 2002:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total

Sales and other revenues	$1,145	$383,483	$(1,133)	$383,495
Gains from sales of property	—	1,671	—	1,671

Total revenues	1,145	385,154	(1,133)	385,166
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	266,231	—	266,231

Gross profit	1,145	118,923	(1,133)	118,935
Selling, general and administrative	650	103,397	(1,133)	102,914
Depreciation	316	5,274	—	5,590

Operating income	179	10,252	—	10,431
Interest	506	4,917	—	5,423

Income (loss) from continuing operations before income taxes	(327)	5,335	—	5,008
Income taxes (benefit)	(121)	1,968	—	1,847

Income (loss) from continuing operations	$(206)	$3,367	$—	$3,161

Balance sheet as of June 21, 2003:

		Guarantor
	Parent	subsidiaries	Total

Assets
Current assets:
Cash and equivalents	$—	$25,947	$25,947
Accounts receivable	—	28,704	28,704
Inventories	—	125,917	125,917
Prepaid expenses	—	4,019	4,019

Total current assets	—	184,587	184,587
Property and equipment, less allowances for depreciation	33,541	277,876	311,417
Other assets	4,275	40,723	44,998

	$37,816	$503,186	$541,002

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$70,842	$70,842
Accrued liabilities	9,700	39,587	49,287
Current maturities of long-term liabilities	1,460	1,717	3,177

Total current liabilities	11,160	112,146	123,306
Long-term liabilities:
Long-term debt	120,668	70,644	191,312
Capital lease obligations	—	28,787	28,787

Total long-term liabilities	120,668	99,431	220,099
Deferred items:
Income taxes	9,840	—	9,840
Pension and post-retirement benefits	37,845	3,839	41,684
Other	60	17,950	18,010

Total deferred items	47,745	21,789	69,534
Amounts due parent from subsidiaries	(150,861)	150,861	—
Shareholders’ Equity:
Common stock, Classes A and B	26,443	—	26,443
Retained earnings	13,178	118,959	132,137
Cost of common stock in treasury	(14,917)	—	(14,917)
Deferred cost — restricted stock	(39)	—	(39)
Notes receivable — stock options	(177)	—	(177)
Accumulated other comprehensive loss	(15,384)	—	(15,384)

Total shareholders’ equity	9,104	118,959	128,063

	$37,816	$503,186	$541,002

Balance sheet as of March 29, 2003:

		Guarantor
	Parent	subsidiaries	Total

Assets
Current assets:
Cash and equivalents	$—	$28,313	$28,313
Accounts receivable	—	27,203	27,203
Inventories	—	130,297	130,297
Prepaid expenses	—	5,731	5,731

Total current assets	—	191,544	191,544
Property and equipment, less allowances for depreciation	33,777	277,692	311,469
Other assets	4,484	41,825	46,309

	$38,261	$511,061	$549,322

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable to bank	$—	$1,700	$1,700
Accounts payable	—	71,883	71,883
Accrued liabilities	6,317	43,348	49,665
Current maturities of long-term liabilities	1,435	2,017	3,452

Total current liabilities	7,752	118,948	126,700
Long-term liabilities:
Long-term debt	130,367	67,781	198,148
Capital lease obligations	—	29,009	29,009

Total long-term liabilities	130,367	96,790	227,157
Deferred items:
Income taxes	9,606	—	9,606
Pension and post-retirement benefits	36,700	4,124	40,824
Other	61	17,165	17,226

Total deferred items	46,367	21,289	67,656
Amounts due parent from subsidiaries	(156,425)	156,425	—
Shareholders’ Equity:
Common stock, Classes A and B	26,439	—	26,439
Retained earnings	14,302	117,609	131,911
Cost of common stock in treasury	(14,928)	—	(14,928)
Deferred cost — restricted stock	(54)	—	(54)
Notes receivable — stock options	(175)	—	(175)
Accumulated other comprehensive loss	(15,384)	—	(15,384)

Total shareholders’ equity	10,200	117,609	127,809

	$38,261	$511,061	$549,322

Statement of cash flows for the twelve weeks ended June 21, 2003:

		Guarantor
	Parent	subsidiaries	Total

Net cash provided by operating activities	$10,772	$3,829	$14,601
Net cash used for investing activities	(79)	(6,802)	(6,881)
Financing activities
Repayments of short-term borrowings	—	(1,700)	(1,700)
Proceeds of long-term borrowings	—	5,000	5,000
Repayments of long-term debt and capital leases	(9,674)	(2,659)	(12,333)
Cash dividends paid	(1,034)	—	(1,034)
Other financing activities	15	(34)	(19)

Net cash provided by (used for) financing activities	(10,693)	607	(10,086)

Net decrease in cash and equivalents	—	(2,366)	(2,366)
Cash and equivalents at beginning of period	—	28,313	28,313

Cash and equivalents at end of period	$—	$25,947	$25,947

Statement of cash flows for the twelve weeks ended June 22, 2002:

		Guarantor
	Parent	subsidiaries	Total

Net cash provided by (used for) operating activities	$(127)	$7,993	$7,866
Net cash provided by (used for) investing activities	1,089	(13,672)	(12,583)
Financing activities
Repayments of short-term borrowings	—	(1,300)	(1,300)
Proceeds of sale/leasebacks	—	16,477	16,477
Repayments of long-term debt and capital leases	(178)	(16,328)	(16,506)
Cash dividends paid	(878)	—	(878)
Other financing activities	94	—	94

Net cash used for financing activities	(962)	(1,151)	(2,113)

Net decrease in cash and equivalents	—	(6,830)	(6,830)
Cash and equivalents at beginning of period	—	37,516	37,516

Cash and equivalents at end of period	$—	$30,686	$30,686

Note F — Recent Accounting Pronouncements

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

EITF (Emerging Issues Task Force) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, became effective as to the Company on January 1, 2003. This issue addresses the appropriate accounting for consideration received from a vendor. As a result of this guidance, the Company has adopted a new policy for recognizing slotting allowances and similar consideration received from vendors. Allowances that are related to a specific purchase quantity will continue to be recorded as a component of the item cost of inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a systematic and rational methodology, which results in the recognition of these incentives when the related merchandise is sold. Under the Company’s previous accounting policy for vendor allowances, those credits were recognized as a reduction to cost of goods sold when the Company had fulfilled its obligations under the related contract. In connection with the implementation of this new accounting policy, the Company applied the provisions of EITF No. 02-16 prospectively which resulted in deferring the recognition of $5.6 million of allowances at March 29, 2003 and $4.9 million at June 21, 2003. The deferral reflects an adjustment of the Company’s inventory balance. The resulting increase in gross profit of $0.7 million, or $0.4 million after tax, was recorded in the Company’s Condensed Consolidated Statement of Income for the quarter ended June 21, 2003. The impact of adopting EITF 02-16 on the quarter ended June 21, 2003 is summarized below:

	As Previously
	Reported	As Restated

Gross profit	$113,253	$113,931
Operating income	5,372	6,050
Net income	813	1,258
Basic net income per share	.10	.16
Diluted net income per share	.10	.16
Inventories	130,797	125,917

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

The following table sets forth certain income statement components, expressed as a percentage of total revenues, and the percentage change in such components:

	First Quarter

	Percentage of Revenues
			Percentage
	2004	2003	Change

Total revenues	100.0%	100.0%	(1.9%)
Gross profit	30.1%	30.9%	(4.2%)
Selling, general and administrative	27.0%	26.7%	(0.8%)
Depreciation	1.5%	1.5%	3.1%
Operating income	1.6%	2.7%	(42.0%)
Interest	1.2%	1.4%	(15.7%)
Other non-operating income	0.2%	—	—
Income taxes	0.2%	0.5%	(53.7%)
Income from continuing operations	0.3%	0.8%	(60.2%)

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

Gross Profit

Gross profit is calculated net of promotional expenses, and warehousing and transportation, excluding depreciation. In the first quarter of 2004, consolidated gross profit decreased $5.0 million, or 4.2%, from the first quarter of 2003 to $113.9 million. Consolidated gross profit as a percentage of total revenues was 30.1% in the first quarter of 2004 compared to 30.9% for the first quarter of 2003. Fuel sales and gross profit accounted for 0.5% of the percentage decrease and the decline in the gain from sales of property accounted for 0.3% of the percentage decrease. The Company has changed its accounting policy with respect to slotting allowances and similar consideration received from vendors. As more fully discussed in Note F, the Company had previously recognized certain vendor allowances when the Company had fulfilled its obligations under the related contract. Effective January 1, 2003, the Company now includes those allowances as a reduction in inventory value. The change in this policy resulted in an increase in gross profit of $0.7 million for the first quarter of 2004.

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

Operating Income

Operating income (income from continuing operations before interest and taxes) was $6.1 million for the first quarter of 2004 compared to $10.4 million for the first quarter of 2003 due primarily to the decline in gross profit. Operating income as a percentage of revenues was 1.6% for the first quarter of 2004 compared to 2.7% for the first quarter of 2003. The effect of the adoption of EITF 02-16 was an increase in operating income of $0.7 million for the first quarter of 2004.

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

Income Taxes

The effective income tax rate was 40.5% for the first quarter of 2004 compared to 36.9% for the year earlier quarter. The first quarter effective rate is based on the overall expected rate for 2004. The increase in the effective rate for 2004 was due primarily to the decline in pretax income.

Income from Continuing Operations

Income from continuing operations for the first quarter of 2004 was $1.3 million, compared to $3.2 million for the first quarter of 2003. Income from continuing operations as a percentage of total revenues was 0.3% for the first quarter of 2004 compared to 0.8% for the first quarter of 2003. The effect of the adoption of EITF 02-16 was an increase in income from continuing operations of $0.4 million for the first quarter of 2004.

Discontinued Operation

During fiscal year 2002, the Company sold certain assets of its wholesale division. and reported a gain from the disposal. In the first quarter of 2003, the reported gain was decreased by $0.2 million, after tax benefit, primarily for an increase in provision for doubtful accounts.

Deferred Pension and Post-retirement Benefits

Deferred pension and post-retirement benefit obligations increased to $41.7 million at June 21, 2003, from $22.0 million at June 22, 2002. The defined benefit pension plan liability increased $13.8 million due to decline in the interest rate used for actuarial valuation of the benefit obligation and a decline in the market value of the assets held by the plan; the plan was frozen in 1997. The liability for an unfunded supplemental executive retirement plan increased $5.3 million over the same period due primarily to a decrease in the interest rate used for actuarial valuation of the benefit obligation.

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

Liquidity and Capital Resources

Net cash provided by operating activities in the first quarter of 2004 was $14.6 million, compared to $7.9 million in the first quarter of 2003. In the first quarter of 2004, net cash provided by operating activities increased primarily due to a decrease in inventory and a smaller decrease in accounts payable and accrued expenses than in the first quarter of 2003. Working capital at June 21, 2003 decreased $3.6 million to $61.3 million from March 29, 2003. Changes in working capital included a $2.4 million decrease in cash and equivalents, a $1.5 million increase in accounts receivable, a $4.4 million decrease in inventory, a $1.7 million decrease in prepaid expenses, a $1.7 million decrease in notes payable to bank and a $1.4 million decrease in accounts payable and accrued expenses.

The Company has a revolving credit facility that permits total borrowings of up to $95.0 million. Amounts borrowed are for terms selected by the Company at the time of borrowing. Interest rates are based on LIBOR or floating prime rate, and principal and interest are payable at maturity. Commitment fees of 0.5% are paid on unused amounts and the facility matures in February 2006. The Company had borrowings of $44.0 million under the facility at June 21, 2003. The credit facility is secured by land and buildings having a net carrying cost of $49.6 million at June 21, 2003 and the facility contains certain debt covenants, including limits on future indebtedness, such as limitations on the ratio of long-term debt to EBITDA and on fixed charge coverage, cash dividends, repurchases of common stock and disposition of assets. As a result of the restatement, at June 21, 2003, the Company did not meet the total funded debt to EBITDA covenant of the revolving credit facility; a waiver was sought from and granted by the lending bank group.

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

The Company receives allowances and credits from certain of the vendors whose products the Company purchases for resale. Allowances that are related to a specific purchase quantity are recorded as a component of item cost inventory and recognized in merchandise costs when the item is sold. Other allowances include consideration received for new item introduction, item shelf placement and temporary retail price reduction. Due to system constraints and the nature of certain of these allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a systematic and rational methodology, which results in the recognition of these incentives when the related merchandise is sold, for transactions entered into or after January 1, 2003. See Note F to the Condensed Consolidated Financial Statements.

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

Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 21, 2003, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Notwithstanding the foregoing, information furnished under Item 12 of our Current Report on Form 8-K, including the related exhibits, is not incorporated by reference into this quarterly report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH SUPERMARKETS, INC.

February 17, 2004	By:	/s/ Douglas W. Dougherty Douglas W. Dougherty Senior Vice President, Chief Financial Officer and Treasurer

February 17, 2004	By:	/s/ Mark A. Varner Mark A. Varner Chief Accounting Officer Vice President — Corporate Controller