Form 10-Q/A
period 2003-10-11
MARSH SUPERMARKETS INC
filed 2004-02-17
CIK 62737

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

INTRODUCTORY NOTE

Form 10-Q/A for the quarter ended October 11, 2003

Subsequent to the date of filing of the original Form 10-Q for the quarter ended October 11, 2003, the Company reconsidered its methodology of recognizing slotting allowances and similar consideration received from vendors in accordance with EITF 02-16.

This Amendment No.1 on Form 10-Q/A is being filed to restate certain amounts (see Note G, Recent Accounting Pronouncements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations) and to revise certain related disclosure in the Company’s Consolidated Financial Statements for the quarter ended October 11, 2003.

Except as set forth herein, this Amendment No.1 does not reflect any events occurring after the date of filing of the original Form 10-Q for the quarter ended October 11, 2003, or otherwise modify or update any of the information contained therein.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	16 Weeks Ended		28 Weeks Ended
	Restated*		Restated*
	October 11,	October 12,	October 11,	October 12,
	2003	2002	2003	2002
Sales and other revenues	$508,955	$512,722	$886,965	$896,217
Gains from sales of property	1,814	1,875	1,814	3,546

Total revenues	510,769	514,597	888,779	899,763
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	358,385	360,019	622,464	626,250

Gross profit	152,384	154,578	266,315	273,513
Selling, general and administrative	138,053	138,739	240,172	241,653
Depreciation	7,660	7,527	13,422	13,117

Operating income	6,671	8,312	12,721	18,743
Interest	5,925	7,410	10,495	12,833
Other non-operating income	(327)	—	(961)	—

Income from continuing operations before income taxes	1,073	902	3,187	5,910
Income taxes	390	578	1,246	2,425

Income from continuing operations	683	324	1,941	3,485
Loss on disposal of discontinued operation, net of tax	—	(18)	—	(199)

Net income	$683	$306	$1,941	$3,286

Basic earnings per common share:
Continuing operations	$.09	$.04	$.24	$.44
Loss on disposal of discontinued operation	—	—	—	(.03)

Net income	$.09	$.04	$.24	$.41

Diluted earnings per common share:
Continuing operations	$.09	$.04	$.24	$.41
Loss on disposal of discontinued operation	—	—	—	(.02)

Net income	$.09	$.04	$.24	$.39

Dividends per share	$.13	$.11	$.26	$.22

*	Certain amounts have been restated in conjunction with the Company’s reconsideration of the application of EITF 02-16. See Note G.

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Restated*	Restated*
	October 11,	March 29,	October 12,
	2003	2003	2002
	(Unaudited)	(Note A)	(Unaudited)
Assets
Current assets:
Cash and equivalents	$27,368	$28,313	$33,066
Accounts receivable, net	26,094	27,203	34,417
Inventories	118,396	130,297	138,081
Prepaid expenses	4,711	5,731	6,061
Recoverable income taxes	2,319	—	968

Total current assets	178,888	191,544	212,593
Property and equipment, less allowances for depreciation	307,533	311,469	315,802
Other assets	50,921	46,309	48,142

	$537,342	$549,322	$576,537

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable to bank	$—	$1,700	$—
Accounts payable	69,519	71,883	72,538
Accrued liabilities	51,611	49,665	53,754
Current maturities of long-term liabilities	3,250	3,452	3,340

Total current liabilities	124,380	126,700	129,632
Long-term liabilities:
Long-term debt	183,335	198,148	217,474
Capital lease obligations	28,482	29,009	29,437

Total long-term liabilities	211,817	227,157	246,911
Deferred items:
Income taxes	12,673	9,606	17,337
Pension and post-retirement benefits	43,723	40,824	22,832
Other	17,005	17,226	17,490

Total deferred items	73,401	67,656	57,659
Shareholders’ Equity:
Common stock, Classes A and B	26,455	26,439	26,418
Retained earnings	131,788	131,911	137,068
Cost of common stock in treasury	(15,014)	(14,928)	(14,713)
Deferred cost — restricted stock	(25)	(54)	(166)
Notes receivable — stock options	(76)	(175)	(948)
Accumulated other comprehensive loss	(15,384)	(15,384)	(5,324)

Total shareholders’ equity	127,744	127,809	142,335

	$537,342	$549,322	$576,537

*	Certain amounts have been restated in conjunction with the Company’s reconsideration of the application of EITF 02-16. See Note G.

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	28 Weeks Ended
	Restated*
	October 11,	October 12,
	2003	2002
Operating activities
Net income	$1,941	$3,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,422	13,117
Amortization of other assets	817	798
Changes in operating assets and liabilities	11,539	2,614
Other operating activities	633	(2,509)

Net cash provided by operating activities	28,352	17,306
Investing activities
Net acquisition of property, equipment and land	(8,462)	(24,653)
Other investing activities	(1,756)	(768)

Net cash used for investing activities	(10,218)	(25,421)

Financing activities
Repayments of short-term borrowings	(1,700)	(1,300)
Proceeds of long-term borrowings	20,000	15,000
Proceeds of sale/leasebacks	298	27,309
Repayments of long-term debt and capital leases	(35,542)	(35,401)
Cash dividends paid	(2,065)	(1,754)
Purchases of shares for treasury	(129)	(321)
Other financing activities	59	132

Net cash provided by (used for) financing activities	(19,079)	3,665

Net decrease in cash and equivalents	(945)	(4,450)
Cash and equivalents at beginning of period	28,313	37,516

Cash and equivalents at end of period	$27,368	$33,066

*	Certain amounts have been restated in conjunction with the Company’s reconsideration of the application of EITF 02-16. See Note G.

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

Note C — Earnings Per Share

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share:

	16 Weeks Ended			28 Weeks Ended
	October 11,	October 12,		October 11,	October 12,
	2003	2002		2003	2002
Income from continuing operations	$683	$324		$1,941	$3,485
Loss on disposal of discontinued operation	—	(18)		—	(199)

Numerator for basic earnings per share	683	306		1,941	3,286
Effect of convertible debentures	—	—	(a)	—	442

Numerator for diluted earnings per share — income after assumed conversions	$683	$306		$1,941	$3,728

Weighted average shares outstanding	7,950	7,970		7,950	7,973
Non-vested restricted shares	(3)	(27)		(5)	(27)

Denominator for basic earnings per share	7,947	7,943		7,945	7,946
Effect of dilutive securities:
Non-vested restricted shares	3	27		5	27
Stock options	64	123		63	220
Convertible debentures	—	—	(a)	—	1,284

Denominator for diluted earnings per share — adjusted weighted average shares	8,014	8,093		8,013	9,477

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123:

	16 Weeks Ended		28 Weeks Ended
	October 11,	October 12,	October 11,	October 12,
	2003	2002	2003	2002
Net income, as reported	$683	$306	$1,941	$3,286
Less compensation expense using the fair value method, net of tax	(246)	(344)	(454)	(589)

Pro-forma net income (loss)	$437	$(38)	$1,487	$2,697

Earnings per share, as reported:
Basic	$.09	$.04	$.24	$.41
Diluted	.09	.04	.24	.39
Earnings per share, pro-forma:
Basic	.06	—	.19	.34
Diluted	.05	—	.19	.33

Note E — Long-Term Debt

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

Note F — Long-Term Debt and Guarantor Subsidiaries

Other than three minor subsidiaries, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under the 8 7/8% senior subordinated notes. The Guarantors are wholly owned subsidiaries of the Company.

Statement of income for the 16 weeks ended October 11, 2003:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$1,513	$508,952	$(1,510)	$508,955
Gains from sales of property	—	1,814	—	1,814

Total revenues	1,513	510,766	(1,510)	510,769
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	358,385	—	358,385

Gross profit	1,513	152,381	(1,510)	152,384
Selling, general and administrative	807	138,756	(1,510)	138,053
Depreciation	550	7,110	—	7,660

Operating income	156	6,515	—	6,671
Interest	562	5,363	—	5,925
Other non-operating income	(327)	—	—	(327)

Income (loss) from continuing operations before income taxes	(79)	1,152	—	1,073
Income taxes (benefit)	(33)	423	—	390

Income (loss) from continuing operations	$(46)	$729	$—	$683

Statement of income for the 16 weeks ended October 12, 2002:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$1,526	$512,706	$(1,510)	$512,722
Gains from sales of property	—	1,875	—	1,875

Total revenues	1,526	514,581	(1,510)	514,597
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	360,019	—	360,019

Gross profit	1,526	154,562	(1,510)	154,578
Selling, general and administrative	834	139,415	(1,510)	138,739
Depreciation	427	7,100	—	7,527

Operating income	265	8,047	—	8,312
Interest	690	6,720	—	7,410

Income (loss) from continuing operations before income taxes	(425)	1,327	—	902
Income taxes (benefit)	(187)	765	—	578

Income (loss) from continuing operations	$(238)	$562	$—	$324

Statement of income for the 28 weeks ended October 11, 2003:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$2,648	$886,960	$(2,643)	$886,965
Gains from sales of property	—	1,814	—	1,814

Total revenues	2,648	888,774	(2,643)	888,779
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	622,464	—	622,464

Gross profit	2,648	266,310	(2,643)	266,315
Selling, general and administrative	1,463	241,352	(2,643)	240,172
Depreciation	961	12,461	—	13,422

Operating income	224	12,497	—	12,721
Interest	981	9,514	—	10,495
Other non-operating income	(961)	—	—	(961)

Income from continuing operations before income taxes	204	2,983	—	3,187
Income taxes	86	1,160	—	1,246

Income from continuing operations	$118	$1,823	$—	$1,941

Statement of income for the 28 weeks ended October 12, 2002:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$2,671	$896,189	$(2,643)	$896,217
Gains from sales of property	—	3,546	—	3,546

Total revenues	2,671	899,735	(2,643)	899,763
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	626,250	—	626,250

Gross profit	2,671	273,485	(2,643)	273,513
Selling, general and administrative	1,484	242,812	(2,643)	241,653
Depreciation	743	12,374	—	13,117

Operating income	444	18,299	—	18,743
Interest	1,196	11,637	—	12,833

Income (loss) from continuing operations before income taxes	(752)	6,662	—	5,910
Income taxes (benefit)	(308)	2,733	—	2,425

Income (loss) from continuing operations	$(444)	$3,929	$—	$3,485

     Balance sheet as of October 11, 2003:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$27,368	$27,368
Accounts receivable	—	26,094	26,094
Inventories	—	118,396	118,396
Prepaid expenses	6	4,705	4,711
Recoverable income taxes	—	2,319	2,319

Total current assets	6	178,882	178,888
Property and equipment, less allowances for depreciation	33,102	274,431	307,533
Other assets	4,117	46,804	50,921

	$37,225	$500,117	$537,342

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$69,519	$69,519
Accrued liabilities	3,909	47,702	51,611
Current maturities of long-term liabilities	1,509	1,741	3,250

Total current liabilities	5,418	118,962	124,380
Long-term liabilities:
Long-term debt	112,948	70,387	183,335
Capital lease obligations	—	28,482	28,482

Total long-term liabilities	112,948	98,869	211,817
Deferred items:
Income taxes	12,673	—	12,673
Pension and post-retirement benefits	39,422	4,301	43,723
Other	60	16,945	17,005

Total deferred items	52,155	21,246	73,401
Amounts due parent from subsidiaries	(141,607)	141,607	—
Shareholders’ Equity:
Common stock, Classes A and B	26,455	—	26,455
Retained earnings	12,355	119,433	131,788
Cost of common stock in treasury	(15,014)	—	(15,014)
Deferred cost — restricted stock	(25)	—	(25)
Notes receivable — stock options	(76)	—	(76)
Accumulated other comprehensive loss	(15,384)	—	(15,384)

Total shareholders’ equity	8,311	119,433	127,744

	$37,225	$500,117	$537,342

Balance sheet as of March 29, 2003:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$28,313	$28,313
Accounts receivable	—	27,203	27,203
Inventories	—	130,297	130,297
Prepaid expenses	—	5,731	5,731

Total current assets	—	191,544	191,544
Property and equipment, less allowances for depreciation	33,777	277,692	311,469
Other assets	4,484	41,825	46,309

	$38,261	$511,061	$549,322

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable to bank	$—	$1,700	$1,700
Accounts payable	—	71,883	71,883
Accrued liabilities	6,317	43,348	49,665
Current maturities of long-term liabilities	1,435	2,017	3,452

Total current liabilities	7,752	118,948	126,700
Long-term liabilities:
Long-term debt	130,367	67,781	198,148
Capital lease obligations	—	29,009	29,009

Total long-term liabilities	130,367	96,790	227,157
Deferred items:
Income taxes	9,606	—	9,606
Pension and post-retirement benefits	36,700	4,124	40,824
Other	61	17,165	17,226

Total deferred items	46,367	21,289	67,656
Amounts due parent from subsidiaries	(156,425)	156,425	—
Shareholders’ Equity:
Common stock, Classes A and B	26,439	—	26,439
Retained earnings	14,302	117,609	131,911
Cost of common stock in treasury	(14,928)	—	(14,928)
Deferred cost — restricted stock	(54)	—	(54)
Notes receivable — stock options	(175)	—	(175)
Accumulated other comprehensive loss	(15,384)	—	(15,384)

Total shareholders’ equity	10,200	117,609	127,809

	$38,261	$511,061	$549,322

Statement of cash flows for the twenty-eight weeks ended October 11, 2003:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$19,321	$9,031	$28,352
Net cash provided by (used for) investing activities	160	(10,378)	(10,218)
Financing activities
Repayments of short-term borrowings	—	(1,700)	(1,700)
Proceeds of long-term borrowings	—	20,000	20,000
Repayments of long-term debt and capital leases	(17,345)	(18,197)	(35,542)
Cash dividends paid	(2,065)	—	(2,065)
Other financing activities	(71)	299	228

Net cash provided by (used for) financing activities	(19,481)	402	(19,079)

Net decrease in cash and equivalents	—	(945)	(945)
Cash and equivalents at beginning of period	—	28,313	28,313

Cash and equivalents at end of period	$—	$27,368	$27,368

Statement of cash flows for the twenty-eight weeks ended October 12, 2002:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$3,730	$13,576	$17,306
Net cash used for investing activities	(1,217)	(24,204)	(25,421)
Financing activities
Repayments of short-term borrowings	—	(1,300)	(1,300)
Proceeds of long-term borrowings	—	15,000	15,000
Proceeds of sales leaseback/capital lease obligation	—	27,309	27,309
Repayments of long-term debt and capital leases	(568)	(34,833)	(35,401)
Cash dividends paid	(1,754)	—	(1,754)
Other financing activities	(191)	2	(189)

Net cash provided by (used for) financing activities	(2,513)	6,178	3,665

Net decrease in cash and equivalents	—	(4,450)	(4,450)
Cash and equivalents at beginning of period	—	37,516	37,516

Cash and equivalents at end of period	$—	$33,066	$33,066

Note G — Recent Accounting Pronouncements
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

EITF (Emerging Issues Task Force) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, became effective as to the Company on January 1, 2003. This issue addresses the appropriate accounting for consideration received from a vendor. As a result of this guidance, the Company has adopted a new policy for recognizing slotting allowances and similar consideration received from vendors. Allowances that are related to a specific purchase quantity will continue to be recorded as a component of the item cost of inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a systematic and rational methodology, which results in the recognition of these incentives when the related merchandise is sold. Under the Company’s previous accounting policy for vendor allowances, those credits were recognized as a reduction to cost of goods sold when the Company had fulfilled its obligations under the related contract. In connection with the implementation of this new accounting policy, the Company applied the provisions of EITF No. 02-16 prospectively which resulted in deferring recognition of vendor allowances totaling $5.6 million at Marsh 29, 2003, $4.9 million at June 21, 2003, and $4.4 million at October 11, 2003. This deferral reflects an adjustment of the Company’s inventory balance. The resulting increase in gross profit for the quarter ended October 11, 2003 of $0.5 million, or $0.3 million after tax, was recorded in the Company’s Condensed Consolidated Statement of Income. The resulting increase in gross profit for the twenty-eight weeks ended October 11, 2003 recorded in the Company’s Condensed Consolidated Statement of Income was $1.1 million, or $0.8 million after tax. The impact of adopting EITF 02-16 is summarized below:

	16 Weeks Ended		28 Weeks Ended
	October 11, 2003		October 11, 2003
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Gross profit	$151,915	$152,384	$265,168	$266,315
Operating income	6,202	6,671	11,574	12,721
Net income	375	683	1,188	1,941
Basic net income per share	.05	.09	.15	.24
Diluted net income per share	.05	.09	.15	.24
Inventories at October 11, 2003	122,807	118,396	122,807	118,396

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

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

	Second Quarter			Year - to - Date
	Percent of Revenues		Percent	Percent of Revenues		Percent
	2004	2003	Change	2004	2003	Change
Total revenues	100.0%	100.0%	(0.7%)	100.0%	100.0%	(1.2%)
Gross profit	29.8%	30.0%	(1.4%)	30.0%	30.4%	(2.6%)
Selling, general and administrative	27.0%	27.0%	(0.5%)	27.0%	26.9%	(0.6%)
Depreciation	1.5%	1.5%	1.8%	1.5%	1.5%	2.3%
Operating income	1.3%	1.6%	(19.7%)	1.4%	2.1%	(32.1%)
Interest	1.2%	1.4%	(20.0%)	1.2%	1.4%	(18.2%)
Other non-operating expense (income)	(0.1%)	—	n/a	(0.1%)	—	n/a
Income taxes	0.1%	0.1%	(32.5%)	0.1%	0.3%	(48.6%)
Income from continuing operations	0.1%	0.1%	110.8%	0.2%	0.4%	(44.3%)

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

Gross Profit
 Gross profit is calculated net of promotional expenses, and warehousing and transportation, excluding depreciation. In the second quarter of 2004, consolidated gross profit declined $2.2 million, or 1.4%, from the second quarter of 2003 to $152.4 million. As a percentage of revenues, consolidated gross profit was 29.8% in the second quarter of 2004 compared to 30.0% for the same quarter in 2003. Increased fuel sales, which have a gross margin rate significantly lower than non-fuel sales, accounts for the decline as a percentage of revenues. As a percentage of revenues, gross profit increased slightly in supermarkets, declined in convenience stores and increased slightly in the food service division. Gross profit in the second quarter of 2003 includes a $1.2 million one-time gain resulting from an increase in cigarette state excise taxes. The Company has changed its accounting policy with respect to slotting allowances and similar consideration received from vendors. As more fully discussed in Note G, the Company had previously recognized certain vendor allowances when the Company had fulfilled its obligations under the related contract. Effective January 1, 2003, the Company now includes those allowances as a reduction in inventory value. The change in this policy resulted in an increase in gross profit of $0.5 million for the second quarter of 2004.

For the twenty-eight weeks ended October 11, 2003, consolidated gross profit decreased $7.2 million, or 2.6%, from the year earlier to $266.3 million. As a percentage of revenues, consolidated gross profit was 30.0% in the current year compared to 30.4% for 2003. Increased fuel sales at a low margin rate accounted for 0.3% of the decline as a percentage of revenues. As a percentage of revenues, gross profit was unchanged in the supermarket division, declined in convenience stores and increased slightly in the food service division. The Company has changed its accounting policy with respect to slotting allowances and similar consideration received from vendors. The change in the policy for vendor allowances resulted in an increase in gross profit of $1.1 million for the twenty-eight weeks ended October 11, 2003.

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

Operating Income
Operating income (income from continuing operations before interest and taxes) was $6.7 million for the second quarter of 2004, compared to $8.3 million for the second quarter of 2003 due to the decrease in gross profit and increase in depreciation partially offset by the decrease in SG&A expenses. As a percentage of revenues, operating income was 1.3% in 2004, compared to 1.6% for the second quarter of 2003. The change in the policy for vendor allowances resulted in an increase in operating income of $0.5 million for the second quarter of 2004.

Operating income was $12.7 million for the twenty-eight weeks in 2004, compared to $18.7 million for the year earlier period. The decrease in gross profit combined with the increase in depreciation, slightly offset by lower SG&A expenses accounts for the decline. As a percentage of revenues, operating income was 1.4% for the twenty-eight weeks in 2004, compared to 2.1% for the comparable period in 2003. The change in the policy for vendor allowances resulted in an increase in operating income of $1.1 million for the twenty-eight weeks in 2004.

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

Income Taxes
For the second quarter of 2004, the effective income tax rate was 36.3%. The effective income tax rate was not meaningful for the second quarter of 2003 due to the low level of income before taxes. For the twenty-eight weeks of 2004, the effective income tax rate was 39.1%, compared to 41.0% for the comparable weeks in 2003.

Income from Continuing Operations
 Income from continuing operations for the second quarter of 2004 was $0.7 million, compared to $0.3 million for the second quarter of 2003. Decreased operating income was more than offset by a decrease in interest plus an increase in other non-operating income. As a percentage of revenues, income from continuing operations was 0.1% for both the second quarter of 2004 and 2003. The change in the policy for vendor allowances resulted in an increase in income from continuing operations of $0.3 million for the second quarter of 2004.

For the twenty-eight weeks of 2004, income from continuing operations was $1.9 million, compared to $3.5 million in 2003. Decreased operating income was partially offset by decreased interest plus an increase in other non-operating income. As a percentage of revenues, income from continuing operations was 0.2% for the twenty-eight weeks of 2004 compared to 0.4% for the year earlier period. The change in the policy for vendor allowances resulted in increase in income from continuing operations of $0.8 million for the twenty-eight weeks in 2004.

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

Liquidity and Capital Resources
 Net cash provided by operating activities in the first half of 2004 was $28.4 million, compared to $17.3 million in the first half of 2003. The increase in net cash provided by operating activities was due primarily to a decrease in inventory, which was partially offset by an increase in accounts receivable. Working capital declined $10.3 million from March 29, 2003 due primarily to a $11.9 million decrease in inventory resulting from an inventory reduction initiative.

The Company has an amended revolving credit facility that permits total borrowings of up to $82.5 million. Amounts borrowed are for terms selected by the Company at the time of borrowing. Interest rates are based on LIBOR or floating prime rate, and principal and interest are payable at maturity. Commitment fees of 0.5% are paid on unused amounts and the facility matures in February 2006. The Company had borrowings of $44.0 million under the facility at October 11, 2003. The credit facility is secured by land and buildings having a net carrying cost of $73.5 million at October 11, 2003 and the facility contains certain debt covenants, including limits on future indebtedness, cash dividends, repurchases of common stock and disposition of assets. Under the most restrictive debt covenant, the Company would have had additional permitted borrowing of $23.2 million as of October 11, 2003.

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

The Company receives allowances and credits from certain of the vendors whose products the Company purchases for resale. Allowances that are related to a specific purchase quantity are recorded as a component of item cost inventory and recognized in merchandise costs when the item is sold. Other allowances include consideration received for new item introduction, item shelf placement and temporary retail price reduction. Due to system constraints and the nature of certain of these allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a systematic and rational methodology, which results in the recognition of these incentives when the related merchandise is sold, for transactions entered into on or after January 1, 2003. See Note G to the Condensed Consolidated Financial Statements.

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

Internal Control over Financial Reporting
 There was no change in the Company’s internal control over financial reporting during the quarter ended October 11, 2003, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Current Reports on Form 8-K furnished to the SEC on August 4, 2003 — Item 12 “Results of Operations and Financial Condition.”

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