Form 10-Q
period 2004-01-03
MARSH SUPERMARKETS INC
filed 2004-02-17
CIK 62737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2004

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

      Number of shares outstanding of each class of the registrant’s common stock as of January 31, 2004:

Class A Common Stock -	3,801,689	shares
Class B Common Stock -	4,136,161	shares

	7,937,850	shares

PART I FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Part II Other Information
SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I     FINANCIAL INFORMATION

Item 1. Financial Statements

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	12 Weeks Ended		40 Weeks Ended

	January 3,	January 4,	January 3,	January 4,
	2004	2003	2004	2003

Sales and other revenues	$388,417	$382,305	$1,275,382	$1,278,522
Gains from sales of property	354	406	2,168	3,952

Total revenues	388,771	382,711	1,277,550	1,282,474
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	270,889	268,878	893,353	895,128

Gross profit	117,882	113,833	384,197	387,346
Selling, general and administrative	103,874	101,586	344,046	343,239
Depreciation	5,781	5,633	19,203	18,750

Operating income	8,227	6,614	20,948	25,357
Interest	4,268	5,416	14,763	18,249
Other non-operating income	—	(971)	(961)	(971)

Income from continuing operations before income taxes	3,959	2,169	7,146	8,079
Income taxes	1,635	965	2,881	3,390

Income from continuing operations	2,324	1,204	4,265	4,689
Gain (loss) on disposal of discontinued operation, net of tax	—	25	—	(174)

Net income	$2,324	$1,229	$4,265	$4,515

Basic earnings per common share:
Continuing operations	$.29	$.15	$.54	$.59
Gain (loss) on disposal of discontinued operation	—	—	—	(.02)

Net income	$.29	$.15	$.54	$.57

Diluted earnings per common share:
Continuing operations	$.29	$.15	$.53	$.57
Gain (loss) on disposal of discontinued operation	—	—	—	(.02)

Net income	$.29	$.15	$.53	$.55

Dividends per share	$.13	$.11	$.39	$.33

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 3,	March 29,	January 4,
	2004	2003	2003

	(Unaudited)	(Note A)	(Unaudited)
Assets
Current assets:
Cash and equivalents	$36,609	$28,313	$36,634
Accounts receivable	26,073	27,203	35,594
Inventories	128,064	130,297	136,609
Prepaid expenses	6,420	5,731	5,898
Recoverable income taxes	2,764	—	—

Total current assets	199,930	191,544	214,735
Property and equipment, less allowances for depreciation	299,150	311,469	308,258
Other assets	51,893	46,309	47,234

	$550,973	$549,322	$570,227

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable to bank	$—	$1,700	$—
Accounts payable	78,633	71,883	77,953
Accrued liabilities	51,936	49,665	52,141
Current maturities of long-term liabilities	3,364	3,452	3,389

Total current liabilities	133,933	126,700	133,483
Long-term liabilities:
Long-term debt	181,755	198,148	203,002
Capital lease obligations	28,442	29,009	29,225

Total long-term liabilities	210,197	227,157	232,227
Deferred items:
Income taxes	15,501	9,606	19,297
Pension and post-retirement benefits	45,748	40,824	23,439
Other	16,592	17,226	18,215

Total deferred items	77,841	67,656	60,951
Shareholders’ Equity:
Common stock, Classes A and B	26,455	26,439	26,424
Retained earnings	133,081	131,911	137,423
Cost of common stock in treasury	(15,062)	(14,928)	(14,704)
Notes receivable – stock options	(74)	(175)	(173)
Deferred cost restricted stock	(14)	(54)	(80)
Accumulated other comprehensive loss	(15,384)	(15,384)	(5,324)

Total shareholders’ equity	129,002	127,809	143,566

	$550,973	$549,322	$570,227

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	40 Weeks Ended

	January 3,	January 4,
	2004	2003

Operating activities
Net income	$4,265	$4,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,203	18,750
Amortization of other assets	855	1,161
Changes in operating assets and liabilities	10,426	12,341
Other operating activities	2,084	(1,152)

Net cash provided by operating activities	36,833	35,615
Investing activities
Net acquisition of property, equipment and land	(7,070)	(33,305)
Other investing activities	(1,788)	(349)

Net cash used for investing activities	(8,858)	(33,654)
Financing activities
Payments of short-term borrowing	(1,700)	(1,300)
Proceeds from long-term borrowings	45,000	29,000
Payments of long-term debt and capital leases	(62,048)	(64,036)
Proceeds from sale/leasebacks	2,286	36,297
Purchase of shares for treasury	(177)	(325)
Cash dividends paid	(3,099)	(2,630)
Other financing activities	59	151

Net cash used for financing activities	(19,679)	(2,843)

Net increase (decrease) in cash and equivalents	8,296	(882)
Cash and equivalents at beginning of period	28,313	37,516

Cash and equivalents at end of period	$36,609	$36,634

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts or as otherwise noted)

January 3, 2004

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

The condensed consolidated financial statements for the twelve and forty week periods ended January 3, 2004 and January 4, 2003, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented. Certain amounts in the 2003 financial statements were reclassified to conform with the 2004 presentation.

Operating results for the forty week period ended January 3, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 27, 2004.

Note B — Discontinued Operation

In October 2001, the Company completed the sale of certain assets of its wholesale division. The loss on disposal of discontinued operations reported in the condensed consolidated statements of income relates primarily to adjustments to accounts receivable and a workers compensation reserve attributable to that division. The remaining assets and liabilities from the discontinued operation included in the condensed consolidated balance sheet at January 3, 2004, were not material.

Note C — Earnings Per Share

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per common share:

	12 Weeks Ended		40 Weeks Ended

	January 3,	January 4,	January 3,	January 4,
	2004	2003	2004	2003

Income from continuing operations	$2,324	$1,204	$4,265	$4,689
Gain (loss) on disposal of discontinued operation	—	25	—	(174)

Numerator for basic earnings per share	2,324	1,229	4,265	4,515
Effect of convertible debentures	—	179	—	620

Numerator for diluted earnings per share - income after assumed conversions	$2,324	$1,408	$4,265	$5,135

Weighted average shares outstanding	7,938	7,962	7,946	7,970
Non-vested restricted shares	(3)	(24)	(4)	(26)

Denominator for basic earnings per share	7,935	7,938	7,942	7,944
Effect of dilutive securities:
Non-vested restricted shares	3	24	4	26
Stock options	42	80	56	163
Convertible debentures	—	1,284	—	1,284

Denominator for diluted earnings per share - adjusted weighted average shares	7,980	9,326	8,002	9,417

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123:

	12 Weeks Ended		40 Weeks Ended

	January 3,	January 4,	January 3,	January 4,
	2004	2003	2004	2003

Net income, as reported	$2,324	$1,229	$4,265	$4,515
Less compensation expense using the fair value method, net of tax	(184)	(255)	(610)	(810)

Pro-forma net income	$2,140	$974	$3,655	$3,705

Earnings per share, as reported:
Basic	$.29	$.15	$.54	$.57
Diluted	.29	.15	.53	.55
Earnings per share, pro-forma:
Basic	.27	.12	.46	.47
Diluted	.27	.12	.46	.46

Note E – Long-Term Debt

During the forty weeks ended January 3, 2004, the Company purchased and retired $16.8 million of its 8 7/8% senior subordinated notes at less than face value resulting in gains of $1.0 million. The balance of senior subordinated notes at January 3, 2004, was $102.8 million.

In October 2003, the Company’s revolving credit facility was amended with the effect of a) decreasing permitted borrowings to $82.5 million from $95.0 million, b) increasing the carrying cost of land and buildings securing the facility to $73.5 million from $49.6 million, and c) modifying the measures of certain debt covenants.

Note F – Long-Term Debt and Guarantor Subsidiaries

Other than three minor subsidiaries, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under the 8 7/8% senior subordinated notes. The Guarantors are wholly owned subsidiaries of the Company.

Statement of income for the 12 weeks ended January 3, 2004:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total

Sales and other revenues	$1,131	$388,419	$(1,133)	$388,417
Gains from sales of property	—	354	—	354

Total revenues	1,131	388,773	(1,133)	388,771
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	270,889	—	270,889

Gross profit	1,131	117,884	(1,133)	117,882
Selling, general and administrative	633	104,374	(1,133)	103,874
Depreciation	88	5,693	—	5,781

Operating income	410	7,817	—	8,227
Interest	407	3,861	—	4,268

Income from continuing operations before income taxes	3	3,956	—	3,959
Income taxes	1	1,634	—	1,635

Income from continuing operations	$2	$2,322	$—	$2,324

Statement of income for the 12 weeks ended January 4, 2003:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total

Sales and other revenues	$1,169	$382,298	$(1,162)	$382,305
Gains from sales of property	—	406	—	406

Total revenues	1,169	382,704	(1,162)	382,711
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	268,878	—	268,878

Gross profit	1,169	113,826	(1,162)	113,833
Selling, general and administrative	915	101,833	(1,162)	101,586
Depreciation	321	5,312	—	5,633

Operating income (loss)	(67)	6,681	—	6,614
Interest	391	5,025	—	5,416
Other non-operating income	(971)	—	—	(971)

Income from continuing operations before income taxes	513	1,656	—	2,169
Income taxes	208	757	—	965

Income from continuing operations	$305	$899	$—	$1,204

Statement of income for the 40 weeks ended January 3, 2004:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total

Sales and other revenues	$3,779	$1,275,379	$(3,776)	$1,275,382
Gains from sales of property	—	2,168	—	2,168

Total revenues	3,779	1,277,547	(3,776)	1,277,550
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	893,353	—	893,353

Gross profit	3,779	384,194	(3,776)	384,197
Selling, general and administrative	2,096	345,726	(3,776)	344,046
Depreciation	1,049	18,154	—	19,203

Operating income	634	20,314	—	20,948
Interest	1,388	13,375	—	14,763
Other non-operating income	(961)	—	—	(961)

Income from continuing operations before income taxes	207	6,939	—	7,146
Income taxes	85	2,796	—	2,881

Income from continuing operations	$122	$4,143	$—	$4,265

Statement of income for the 40 weeks ended January 4, 2003:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total

Sales and other revenues	$3,840	$1,278,487	$(3,805)	$1,278,522
Gains from sales of property	—	3,952	—	3,952

Total revenues	3,840	1,282,439	(3,805)	1,282,474
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	895,128	—	895,128

Gross profit	3,840	387,311	(3,805)	387,346
Selling, general and administrative	2,399	344,645	(3,805)	343,239
Depreciation	1,064	17,686	—	18,750

Operating income	377	24,980	—	25,357
Interest	1,587	16,662	—	18,249
Other non-operating expense	(971)	—	—	(971)

Income (loss) from continuing operations before income taxes	(239)	8,318	—	8,079
Income taxes (benefit)	(100)	3,490	—	3,390

Income (loss) from continuing operations	$(139)	$4,828	$—	$4,689

      Balance sheet as of January 3, 2004:

		Guarantor
	Parent	subsidiaries	Total

Assets
Current assets:
Cash and equivalents	$—	$36,609	$36,609
Accounts receivable	—	26,073	26,073
Inventories	—	128,064	128,064
Prepaid expenses	—	6,420	6,420
Recoverable income taxes	743	2,021	2,764

Total current assets	743	199,187	199,930
Property and equipment, less allowances for depreciation	33,005	266,145	299,150
Other assets	4,048	47,845	51,893

	$37,796	$513,177	$550,973

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$78,633	$78,633
Accrued liabilities	9,335	42,601	51,936
Current maturities of long-term liabilities	1,547	1,817	3,364

Total current liabilities	10,882	123,051	133,933
Long-term liabilities:
Long-term debt	112,566	69,189	181,755
Capital lease obligations	—	28,442	28,442

Total long-term liabilities	112,566	97,631	210,197
Deferred items:
Income taxes	15,501	—	15,501
Pension and post-retirement benefits	41,435	4,313	45,748
Other	58	16,534	16,592

Total deferred items	56,994	20,847	77,841
Amounts due parent from subsidiaries	(149,908)	149,908	—
Shareholders’ Equity:
Common stock, Classes A and B	26,455	—	26,455
Retained earnings	11,341	121,740	133,081
Cost of common stock in treasury	(15,062)	—	(15,062)
Deferred cost — restricted stock	(14)	—	(14)
Notes receivable — stock options	(74)	—	(74)
Accumulated other comprehensive loss	(15,384)	—	(15,384)

Total shareholders’ equity	7,262	121,740	129,002

	$37,796	$513,177	$550,973

Balance sheet as of March 29, 2003:

		Guarantor
	Parent	subsidiaries	Total

Assets
Current assets:
Cash and equivalents	$—	$28,313	$28,313
Accounts receivable	—	27,203	27,203
Inventories	—	130,297	130,297
Prepaid expenses	—	5,731	5,731

Total current assets	—	191,544	191,544
Property and equipment, less allowances for depreciation	33,777	277,692	311,469
Other assets	4,484	41,825	46,309

	$38,261	$511,061	$549,322

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable to bank	$—	$1,700	$1,700
Accounts payable	—	71,883	71,883
Accrued liabilities	6,317	43,348	49,665
Current maturities of long-term liabilities	1,435	2,017	3,452

Total current liabilities	7,752	118,948	126,700
Long-term liabilities:
Long-term debt	130,367	67,781	198,148
Capital lease obligations	—	29,009	29,009

Total long-term liabilities	130,367	96,790	227,157
Deferred items:
Income taxes	9,606	—	9,606
Pension and post-retirement benefits	36,700	4,124	40,824
Other	61	17,165	17,226

Total deferred items	46,367	21,289	67,656
Amounts due parent from subsidiaries	(156,425)	156,425	—
Shareholders’ Equity:
Common stock, Classes A and B	26,439	—	26,439
Retained earnings	14,302	117,609	131,911
Cost of common stock in treasury	(14,928)	—	(14,928)
Deferred cost — restricted stock	(54)	—	(54)
Notes receivable — stock options	(175)	—	(175)
Accumulated other comprehensive loss	(15,384)	—	(15,384)

Total shareholders’ equity	10,200	117,609	127,809

	$38,261	$511,061	$549,322

Statement of cash flows for the forty weeks ended January 3, 2004:

		Guarantor
	Parent	subsidiaries	Total

Net cash provided by operating activities	$20,952	$15,881	$36,833
Net cash used for investing activities	(60)	(8,798)	(8,858)
Financing activities
Repayments of short-term borrowings	—	(1,700)	(1,700)
Proceeds of long-term borrowings	—	45,000	45,000
Proceeds of sale leaseback/capital lease obligations	—	2,286	2,286
Repayments of long-term debt and capital leases	(17,689)	(44,359)	(62,048)
Cash dividends paid	(3,099)	—	(3,099)
Other financing activities	(104)	(14)	(118)

Net cash provided by (used for) financing activities	(20,892)	1,213	(19,679)

Net decrease in cash and equivalents	—	8,296	8,296
Cash and equivalents at beginning of period	—	28,313	28,313

Cash and equivalents at end of period	$—	$36,609	$36,609

Statement of cash flows for the forty weeks ended January 4, 2003:

		Guarantor
	Parent	subsidiaries	Total

Net cash provided by operating activities	$19,813	$15,802	$35,615
Net cash used for investing activities	(1,007)	(32,647)	(33,654)
Financing activities
Repayments of short-term borrowings	—	(1,300)	(1,300)
Proceeds of long-term borrowings	—	29,000	29,000
Proceeds of sales leaseback/capital lease obligation	—	36,297	36,297
Repayments of long-term debt and capital leases	(15,812)	(48,224)	(64,036)
Cash dividends paid	(2,630)	—	(2,630)
Other financing activities	(364)	190	(174)

Net cash provided by (used for) financing activities	(18,806)	15,963	(2,843)

Net decrease in cash and equivalents	—	(882)	(882)
Cash and equivalents at beginning of period	—	37,516	37,516

Cash and equivalents at end of period	$—	$36,634	$36,634

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

In 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The broad-based effective date of FIN 46 is deferred for public companies until the end of periods ending after March 15, 2004, for non-special purpose interests. The Company does not believe the issuance of FIN 46 will have a material impact on its financial position or results of operations.

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

EITF (Emerging Issues Task Force) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, became effective as to the Company on January 1, 2003. This issue addresses the appropriate accounting for consideration received from a vendor. As a result of this guidance, the Company has adopted a new policy for recognizing slotting allowances and similar consideration received from vendors. Allowances that are related to a specific purchase quantity will continue to be recorded as a component of the item cost of inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a systematic and rational methodology, which results in the recognition of these incentives when the related merchandise is sold. Under the Company’s previous accounting policy for vendor allowances, those credits were recognized as a reduction to cost of goods sold when the Company had fulfilled its obligations under the related contract. In connection with the implementation of this new accounting policy, the Company applied the provisions of EITF No. 02-16 prospectively, which resulted in deferring recognition of $5.6 million of allowances at March 29, 2003, and $4.4 million at January 3, 2004. This deferral reflects an adjustment of the Company’s inventory balance. The change did not have a material impact on the results of operations of the Company for the twelve weeks ended January 3, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

At January 3, 2004, Marsh Supermarkets, Inc. (the “Company” or “Marsh”) operated through wholly-owned subsidiaries 113 supermarkets and 166 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh also owns and operates Crystal Food Services, which provides upscale and mid-level catering, vending, concession, coffee roasting and distribution, and business cafeteria management services, and McNamara, which operates six upscale retail floral shops under the name of McNamara and one business florist under the name Enflora.

Business Overview

Revenues from supermarket operations represented 80.0% of total revenues for the forty weeks ended January 3, 2004, while convenience stores and foodservices contributed 15.5% and 3.3% of revenues, respectively. Sales are generally for cash. Data from various non-affiliated sources reported Marsh supermarkets market share at #1 or #2 in its marketing area as of August 2003.

Market Trends

The Company’s efforts to increase revenues have been affected primarily by competitive store openings and remodels and the challenging local economy. The rate of competitive store openings has slowed during the current year; at January 3, 2004, there were 8 major competitors’ stores opened or remodeled within the last 12 months, compared to 20 at January 2003 and 16 at January 2002. The Company believes the number of competitors’ new store openings has peaked, however it is expected that new stores will continue to be opened in the market. Employment in Indianapolis declined 1.2% from December 2002 to December 2003.

The Company’s ability to increase gross profit rates has been hindered by competitive pricing and promotional activity for the past several quarters. However, the Company’s promotional spending for the twelve weeks ended January 3, 2004 was significantly lower than the year earlier period. Future levels of promotional spending will be dictated primarily by competitive pressures.

Management Focus

Given the continued pressures on revenues and gross profit rates, the Company’s management has intensified efforts on merchandising plans, expense reduction, asset management and cash flow.

The Company believes it is differentiated from its competitors by its marketing and merchandising. Two new “lifestyle” supermarkets have been opened in the past ninety days, with one store in a new market. The Company believes product placement and presentation in the new stores is dramatically different from both the Company’s traditional supermarkets and competitors’ stores. The new lifestyle stores are designed to complement the Company’s emphasis on the fresh departments, which include meat, deli, bakery and produce, and also to better align category placement to customer shopping patterns. While it is too early to predict the success of the new format, customer acceptance, in the short term, has been good. The Company expects to take the new format to other select sites outside its current marketing area.

In January 2003, management identified a number of potential cost improvement initiatives that the Company pursued during its third and fourth quarters of fiscal year 2003 and continuing in fiscal year 2004. Those initiatives included seeking greater efficiencies in store labor scheduling, changes to employee medical benefits plans, lowering interest expense by replacing fixed rate debt with lower variable rate debt, improvements in warehousing and delivery logistics, and many others. The initiatives completed to date have partially offset other increases in non-controllable and other selling, general and administrative expenses.

Critical Accounting Estimates

Employee medical costs can vary considerably from period to period and can be difficult to estimate due to the effects of high dollar claims, healthcare industry trends and plan changes. The Company made plan changes beginning in its fourth quarter of fiscal 2004 that are expected to reduce future medical costs. The accuracy of near-term estimates for claim reserves, typically based on historical experience, may be impacted by the lack of relevant experience under the modified plan.

Notes and accounts receivable are periodically evaluated for collectibility and valuation reserves are adjusted accordingly.

Results of Operations

Results of operations for interim periods do not necessarily reflect the results of operations that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

	Third Quarter			Year - to - Date

	Percent of Revenues			Percent of Revenues
			Percent			Percent
	2004	2003	Change	2004	2003	Change

Total revenues	100.0%	100.0%	1.6%	100.0%	100.0%	(0.4%)
Gross profit	30.3%	29.7%	3.6%	30.1%	30.2%	(0.8%)
Selling, general and administrative	26.7%	26.5%	2.3%	26.9%	26.8%	0.2%
Depreciation	1.5%	1.5%	2.6%	1.5%	1.5%	2.4%
Operating income	2.1%	1.7%	24.4%	1.6%	2.0%	(17.4%)
Interest	1.1%	1.4%	(21.2%)	1.2%	1.4%	(19.1%)
Other non-operating income	—	0.3%	n/m	0.1%	0.1%	(1.0%)
Income taxes	0.4%	0.3%	69.4%	0.2%	0.3%	(15.0%)
Income from continuing operations	0.6%	0.3%	93.0%	0.3%	0.4%	(9.0%)

n/m = not meaningful

Total Revenues

In the third quarter of 2004, consolidated total revenues were $388.8 million, compared to $382.7 million in the third quarter of 2003. Supermarket revenues increased $1.8 million, Village Pantry revenues increased $3.4 million and Crystal Food Service revenues increased $0.5 million. Consolidated total revenues for the third quarter of 2004, excluding fuel sales, increased 1.0% to $361.4 million from the third quarter of 2003. Sales in comparable supermarkets and convenience stores were essentially the same in the third quarter of both 2004 and 2003 at $361.0 million. Sales in comparable supermarkets and convenience stores, excluding fuel, decreased 0.8% to $333.8 million from $336.3 million in the third quarter of 2003. The Company excludes fuel sales from its analysis of revenues and comparable store sales and believes it is useful information for investors and the Company because fuel prices fluctuate widely and frequently. A store is included in comparable stores beginning in the four-week period after the store has been in operation a full year. Replacement stores and format conversions are included in the comparable store sales calculation. Competitors’ new store openings and continued high levels of competitive promotional activity combined with a weak economy continue to affect adversely comparable store sales. Consolidated total revenues for the third quarters of both 2004 and 2003 included $0.4 million gains from sales of property in the normal course of business. Although results may vary from period to period, future real estate gains are not expected to equal or exceed historical levels due to the limited real estate holdings available for sale in the normal course of business, which could materially adversely affect the Company’s results of operations.

For the forty weeks ended January 3, 2004, consolidated total revenues declined 0.4% to $1,277.6 million from the same forty-week period of 2003. Supermarket revenues decreased $17.6 million, Village Pantry revenues increased $8.3 million, Crystal Food Service revenues increased $4.2 million and gains from sales of real estate decreased $1.8 million. Consolidated total revenues, excluding fuel sales, declined 1.3% to $1,185.6 million in 2004 from $1,200.7 million in 2003. Sales in comparable supermarkets and convenience stores declined 1.3% to $1,186.4 million in 2004 from 2003. Sales in comparable supermarkets, excluding fuel sales, decreased 2.3% to $1,094.8 million in 2004. Competitors’ new store openings and continued high levels of competitive promotional activity combined with a weak economy continue to affect adversely comparable store sales. Consolidated total revenues for the forty weeks of 2004 included $2.2 million in gains from sales of real estate compared to $4.0 million for the year earlier period.

Gross Profit

Gross profit is calculated net of promotional expenses, and warehousing and transportation, excluding depreciation. In the third quarter of 2004, consolidated gross profit increased $4.0 million, or 3.6%, to $117.9 million from the third quarter of 2003. As a percentage of total revenues, consolidated gross profit was 30.3% for the third quarter of 2004 compared to 29.7% for the year earlier quarter. As a percentage of revenues, gross profit increased in all retail operating divisions. The gross profit improvement as a percentage of revenues was primarily attributable to reduced promotional costs.

For the forty weeks ended January 3, 2004, consolidated gross profit decreased $3.1 million, or 0.8%, to $384.2 million from the same period of 2003. Gains from sales of real estate in the normal course of business account for $1.8 million of the decline from 2003 with the remaining decline due to the sales shortfall compared to the prior year. Consolidated gross profit as a percentage of revenues was 30.1% in 2004 compared to 30.2% in 2003. Excluding fuel, consolidated gross profit as a percentage of revenues was 31.6% for the forty weeks of both 2004 and 2003. Gross profit as a percentage of revenues improved slightly in supermarkets, increased in Crystal Food Services and decreased in Village Pantry.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses include stores expenses, administrative and corporate expenses, purchasing personnel costs and advertising. In the third quarter of 2003, consolidated SG&A expenses increased $2.3 million, or 2.3%, to $103.9 million from the third quarter of 2003. As a percentage of total revenues, SG&A expenses were 26.7% in the third quarter of 2004 compared to 26.5% for the third quarter of 2003. Increases in fringe benefits, rent, repairs and liability insurance account for the bulk of the increase. Additionally, the third quarter of 2004 included $0.5 million in new store opening costs; no opening costs were incurred in the third quarter of 2003. Total wage expense in supermarkets and convenience stores decreased 1.1% due to a reduction in both overtime and regular hours worked. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, decreased 3.2% due to a reduction in hours worked. The use of improved labor scheduling techniques and store specific labor profiles primarily accounted for the reduction in hours worked.

For the forty weeks ended January 3, 2004, SG&A expenses increased $0.8 million, or 0.2%, to $344.0 million from the comparable forty weeks in 2003. As a percentage of total revenues SG&A expenses increased to 26.9% in 2004 from 26.8% in 2003 due primarily to increases in those items cited above and lower comparable store sales. Total wage expense in supermarkets and convenience stores decreased 3.2%. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, decreased 4.2% due to a reduction in hours worked, as discussed previously.

Depreciation Expense

Depreciation expense for the third quarter of 2004 was $5.8 million, compared to $5.6 million for the third quarter of 2003. Depreciation expense as a percentage of revenues was 1.5% for the third quarter of both years.

For the forty weeks ended January 3, 2004, depreciation expense increased $0.4 million, or 2.4%, to $19.2 million from $18.8 million for the forty weeks in 2003. Depreciation expense as a percentage of revenues was 1.5% for the forty weeks of both 2004 and 2003.

Operating Income

Operating income (income from continuing operations before interest and taxes) was $8.2 million for the third quarter of 2004, compared to $6.6 million for the third quarter of 2003, with the increase attributable primarily to the higher gross profit. Operating income as a percentage of revenues was 2.1% for the third quarter of 2004, compared to 1.7% for the third quarter of 2003.

For the forty weeks ended January 3, 2004, operating income was $20.9 million compared to $25.4 million for the year earlier period. Lower gross profit and gains from real estate sales, combined with both slightly higher SG&A expense and depreciation expense account for the decrease. Operating income as a percentage of revenues was 1.6% for the forty weeks of 2004 and 2.0% for the forty weeks of 2003.

Other Non-operating Income

During the quarter ended January 4, 2003, the Company purchased $15.0 million of its 8 7/8% senior subordinated debentures in various transactions at less than face value. The transactions resulted in a gain, net of pro rata issuance costs, of $1.0 million.

During the first forty weeks of both 2004 and 2003, purchases of senior subordinated notes at less than face value resulted in gains of $1.0 million.

Interest Expense

Interest expense for the third quarter of 2004 was $4.3 million compared to $5.4 million for the third quarter of 2003, with the decline attributable to both a lower total debt level and a higher portion of lower variable-rate debt. Interest expense as a percentage of revenues was 1.1% for the third quarter of 2004 compared to 1.4% for the third quarter of 2003.

For the forty weeks ended January 3, 2004, interest expense was $14.8 million compared to $18.2 million for the forty weeks of 2003 due again to the past repurchases of debt. Interest expense as a percentage of revenues was 1.2% for the forty weeks of 2004 and 1.4% for the forty weeks of 2003.

Income Taxes

For the third quarter of 2004, the effective income tax rate was 41.3% compared to 44.5% for the prior year quarter. For the forty weeks ended January 3, 2004, the effective income tax rate was 40.3% compared to 42.0% for the comparable weeks of 2003.

Income from Continuing Operations

Income from continuing operations for the third quarter of 2004 was $2.3 million compared to $1.2 million for the third quarter of 2003. Higher operating income in 2004 combined with lower interest expense accounts for the increase. Income from continuing operations as a percentage of revenues was 0.6% for the third quarter of 2004 compared to 0.3% for the third quarter of 2003.

For the forty weeks of 2004, income from continuing operations was $4.3 million compared to $4.7 million for the forty weeks of 2003. Lower operating income in 2004 was partially offset by lower interest expense. Income from continuing operations as a percentage of revenues was 0.3% for the forty weeks in 2004 compared to 0.4% for the forty weeks of 2003.

Discontinued Operation

During fiscal year 2002, the Company sold certain assets of its wholesale division. The discontinued operation reported nominal income/expense for the third quarter and forty weeks ended in 2003, resulting from adjustments to assets and liabilities remaining after the sale.

Deferred Pension and Post-retirement Benefits

Deferred pension and post-retirement benefit obligations increased to $45.7 million at January 3, 2004, from $40.8 million at March 29, 2003. The liability for an unfunded supplemental executive retirement plan increased $2.2 million due to higher age and service periods of the participants. The liability for a deferred compensation plan increased $1.8 million as a result of plan earnings and employee contributions.

Capital Expenditures

The Company’s capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financing, including capital and operating leases.

During the first three quarters of 2004, one new Marsh supermarket was opened, one Marsh supermarket was remodeled, one LoBill Foods was acquired, one Marsh supermarket was converted to the LoBill format and construction continued on a new Marsh supermarket that opened subsequent to the end of the quarter. Also, the convenience store re-imaging project was completed. During the remainder of 2004, the Company also plans to convert one supermarket to the LoBill format and open one new McNamara florist shop. For 2004, the cost of these projects and other capital commitments is estimated to be $52-62 million. Of this amount, the Company plans to fund $40 million through sale/leasebacks, $15 million through equipment leasing and the remainder from internally generated funds. For the forty weeks ended January 3, 2004, the Company had capital spending, including operating leases, of $42 million.

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

Liquidity and Capital Resources

Net cash provided by operating activities for the forty weeks ended January 3, 2004 was $36.8 million, compared to $35.6 million for the year earlier period. There were no significant changes in the components of net cash provided by operating activities from year to year. Working capital increased $1.1 million to $66.0 million from March 29, 2003. Changes in working capital included an $8.3 million increase in cash and equivalents and a $6.8 million increase in accounts payable, both due primarily to the timing of purchase of and subsequent payment for inventory.

The Company has an amended revolving credit facility that permits total borrowings of up to $82.5 million. Amounts borrowed are for terms selected by the Company at the time of borrowing. Interest rates are based on LIBOR or floating prime rate, and principal and interest are payable at maturity. Commitment fees of 0.5% are paid on unused amounts and the facility matures in February 2006. The Company had borrowings of $43.0 million under the facility at January 3, 2004. The credit facility is secured by land and buildings having a net carrying cost of $72.7 million at January 3, 2004 and the facility contains certain debt covenants, including limits on future indebtedness, cash dividends, repurchases of common stock and disposition of assets. Under the most restrictive debt covenant, the Company would have had additional permitted borrowing of $26.0 million as of January 3, 2004.

In October 2003, the Company’s revolving credit facility was amended with the effect of a) decreasing permitted borrowings to $82.5 million from $95.0 million, b) increasing the carrying cost of land and buildings securing the facility to $73.5 million from $49.6 million, and c) modifying the measures of certain debt covenants.

During the forty weeks ended January 4, 2003 the Company purchased and retired $16.8 million of its 8 7/8% senior subordinated notes in various transactions at less than face value funded by variable rate bank debt. The transactions resulted in gains of $1.0 million. The balance of senior subordinated notes outstanding at January 3, 2004, was $102.8 million.

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

The Company receives allowances and credits from many of the vendors whose products the Company purchases for resale. Allowances that are related to a specific purchase quantity are recorded as a component of the item cost of inventory and recognized in merchandise costs when the item is sold. Other allowances include consideration received for new item introduction, item shelf placement and temporary retail price reduction. Due to system constraints and the nature of certain of these allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a systematic and rational methodology, which results in the recognition of these incentives when the related merchandise is sold for transactions entered into on or after January 1, 2003.

Notes and accounts receivable are reviewed for collectibility on a regular and periodic basis. Valuation allowances are adjusted for small recurring type transactions based on past experience, while large notes and amounts receivable are reviewed and allowances adjusted on a specific transaction basis.

Cautionary Note Regarding Forward-Looking Statements

This report includes certain forward-looking statements (statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties, many of which are beyond the Company’s control. The forward-looking statements and the Company’s future results, liquidity and capital resources are subject to risks and uncertainties including, but not limited to, the following: the entry of new competitive stores and their impact on the Company; softness in the local and national economies and the general retail food industry; the level of discounting and promotional spending by competitors; the Company’s ability to improve comparable store sales; the Company’s ability to implement its improvement initiatives; the ability of the Company to predict and respond to changes in customer preferences and lifestyles; food price deflation; uncertainties regarding future real estate gains due to limited real estate holdings available for sale; stability and timing of distribution incentives from suppliers; the Company’s ability to control cost including labor, medical, rent, credit card, and workers compensation and general liability expense; the impact of any acquisitions and dispositions; the level of margins achievable in the Company’s operating divisions; uncertainties regarding gasoline prices and margins; the success of the Company’s new and remodeled stores, including image and rebranding programs; the successful economic implementation of new technology; uncertainties associated with pension and other retirement obligations; uncertainties related to state and federal taxation and tobacco and environmental legislation; the ability to collect outstanding notes and accounts receivable; the successful integration of acquisitions; potential interest rate increases on variable rate debt, as well as terms, costs, availability of capital; the timely and on budget completion of store construction, expansion, conversion and remodeling; the ability to complete share repurchases, and other known and unknown risks and uncertainties. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company, as a policy, does not engage in significant speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at January 3, 2004, a 100 basis point change in interest rates would not have had a material impact on the Company.

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

Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended January 3, 2004, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II      Other Information

Item 1.	Legal Proceedings

      Not Applicable.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      Not Applicable.

Item 3.	Defaults upon Senior Securities

      Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 5.	Other Information

      Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herein:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Don E. Marsh.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Douglas W. Dougherty.

32.1	Section 1350 Certification of Don E. Marsh.

32.2	Section 1350 Certification of Douglas W. Dougherty.

(b)	Reports on Form 8-K

Current Report on Form 8-K furnished to the SEC on November 25, 2003 — Item 12 “Results of Operations and Financial Condition.”

Notwithstanding the foregoing, information furnished under Item 12 of the Company’s Current Report on Form 8-K, including the related exhibits, is not incorporated by reference into this quarterly report on Form 10-Q.

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