Form 10-K
period 2004-03-27
MARSH SUPERMARKETS INC
filed 2004-06-24
CIK 62737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended March 27, 2004

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

     Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant as of October 11, 2003 was: $30,135,500 and $39,769,433, respectively. This calculation assumes all shares of Common Stock beneficially held by benefit plans, officers and members of the Board of Directors of the Registrant are owned by “affiliates”, a status which each of the officers and directors individually disclaims.

     At June 1, 2004, there were 3,748,289 shares of Class A Common Stock and 4,141,851 shares of Class B Common Stock outstanding.

     Portions of the 2004 Annual Report to Shareholders are incorporated by reference into Part II.

     Portions of the Proxy Statement for the Annual Shareholders’ Meeting to be held August 3, 2004, are incorporated by reference into Part III.

PART I

Item 1. Business

General

At March 27, 2004, Marsh Supermarkets, Inc. (the “Company” or “Marsh®”) operated 114 supermarkets and 164 Village Pantry® convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh also owns and operates a food services division, which provides upscale catering, vending, office coffee, coffee roasting, concession and business cafeteria management services, and a floral division, which operates six upscale retail floral shops under the name of McNamara® and one business florist under the name Enflora®. The Company may from time to time explore various strategic alternatives regarding one or more of its business divisions.

Supermarkets

At March 27, 2004, the Company operated 101 supermarkets in central Indiana and 13 in western Ohio. The 49 stores in the Indianapolis metropolitan market area constitute the Company’s major market. The remaining supermarkets operate in 39 other communities. Revenues from supermarket operations represented approximately 80% of the 2004 consolidated sales and other revenues.

The Company’s supermarket merchandising strategy emphasizes service, quality and convenient one-stop shopping at competitive prices. Of the Company’s supermarkets, 54 are open 24 hours a day and 15 are open until midnight, with the remainder having various other schedules. All stores are open seven days a week.

The Company believes providing quality merchandise is an important factor in maintaining and expanding its customer base. In recent years, the Company has devoted a greater proportion of new and remodeled stores to fresh, high quality perishables, such as produce, delicatessen items, baked goods, prepared foods, seafood and floral items. The Company believes fresh produce is an important customer draw; therefore, it focuses on buying premium quality produce worldwide. The geographic concentration of the Company’s supermarkets enables the Company to deliver fresh items to its stores quickly and frequently. An extension of this theme is convenient, high quality, ready to eat meals. The “Chef Fresh” program offers take-home items for immediate consumption in 113 stores. These products are prepared in the Company’s central kitchen, which provides fresh items to most of the Company’s divisions.

The Company’s superstore format offers customers convenient one-stop shopping. Its Marsh supermarkets feature an extended line of traditional grocery store items as well as service and specialty departments, such as delicatessens, bakeries, prepared foods, prime cut meats, fresh seafood, floral and video rental. The Company features nationally advertised and distributed merchandise along with products under its own trademarks, service marks and trade names. Service and specialty departments included in Marsh supermarkets include delicatessens (113 stores), hot prepared foods (76), bakeries (113), prime cut service meat (62), fresh seafood (64), sushi shops (26), floral shops (76), imported cheese shops (80), wines and beer (108), salad bars (43), video rental (48), fuel kiosks (5) and Ticketmaster® outlets (33). Forty-two of the Company’s supermarkets include pharmacies in food and drug combination stores. In addition, banks or savings institutions operate branch facilities in 37 of the Company’s stores and 93 stores offer automated teller machines (ATMs).

The Company’s superstore format is in excess of 75,000 square feet, and its modern conventional supermarket format is approximately 55,000 to 65,000 square feet. The Company currently operates six superstores and 17 modern conventional supermarkets. Approximately one-third of the sales area in these stores is devoted to merchandising fresh, high quality perishable products such as deli meats and salads, baked goods, prepared foods and produce. Approximately 54% of the total supermarket square footage has been newly constructed or remodeled in the past 10 years.

The Company has a smaller, low-price supermarket format with limited service and specialty departments as an alternative to the large, full service Marsh supermarket. As of March 27, 2004, the Company operated 36 supermarkets under the trade name LoBill Foods®. There is an ongoing development program to remodel selected Marsh supermarkets to the LoBill format. The Company believes the LoBill format offers an opportunity to maximize its market share by expanding into smaller communities and inner city metropolitan areas that can be better served by that format and to appeal to the price motivated consumer in markets currently served by traditional Marsh stores. The Company also operates one limited selection, stock-up grocery store with an every day low price format operating under the trade name Savin*$.

The Company operated nine O’Malia Food Markets as of March 27, 2004. O’Malia Food Markets are upscale neighborhood stores whose reputation has been built upon full service meat, specialty food items and the highest level of customer service. The Company believes this format offers the opportunity to enhance its market share by strategic placement of O’Malia stores in neighborhoods where consumers appreciate a selection of non-traditional grocery items and full-service.

The Company’s supermarkets range in size from 12,200 to 82,300 square feet. The average size is approximately 39,000 square feet. The Company has an ongoing development program of constructing larger Marsh supermarkets within its market area and remodeling, enlarging and replacing existing supermarkets. Future development will continue to focus on a food and drug combination store format of approximately 55,000 to 65,000 square feet, with superstores in excess of 75,000 square feet in select locations. The Company believes a larger store format enables it to offer a wider variety of products and expanded service and specialty departments, thereby strengthening its competitive position. The following summarizes the number of stores by size categories:

Number
Square Feet	of Stores
More than 75,000	6
55,000 – 74,999	18
45,000 - 54,999	8
35,000 - 44,999	22
25,000 - 34,999	50
Less than 25,000	10

114

     The Company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The focus of the television campaign primarily promotes a quality and service image rather than specific products and prices. The Indianapolis television market covers approximately 80% of the Company’s supermarkets. Various sales enhancement promotional activities designed to encourage repeat shoppers are conducted as an important part of the Company’s merchandising strategy. The Company utilizes a frequent shopper card program, “Fresh I.D.E.A. Card®”. The card provides shoppers electronic coupons, opportunities to win trips and other prizes, and also functions as a video rental card. Over 800,000 active cards are in circulation. Further, customers may select a VISA® co-branded credit card option for their Fresh I.D.E.A. Card and earn rebates on all credit card purchases regardless of the merchant. The credit card rebates are funded by the Company’s bank partner. In 2000, the Company implemented a “Marsh Kid’s Club” program to emphasize marketing opportunities to families. In 2002, the Company introduced MyMarshSM, an exclusive program that allows the Company to optimize promotional dollars by tracking individual customer spending and delivering incentives and rewards tailored to each customer with limited or no competitor visibility.

Convenience Stores

At March 27, 2004, the Company operated 164 convenience stores under the Village Pantry trade name. These self-service stores offer a broad selection of grocery, bakery, dairy and delicatessen items, including fountain drinks, and store-prepared pizza and/or chicken (51), fresh pastry products (114) and sandwiches (159). Fifty-nine of the stores have sit down eating areas. All of the stores sell money orders and lottery tickets and 146 stores have ATMs. Additionally, 109 stores offer petroleum products; approximately 80% of the petroleum stores are operated under the Marathon brand and the remaining petroleum stores are unbranded. Nineteen of the stores operate drive-thru car washes. Revenues from the convenience stores represented approximately 16% of the 2004 consolidated sales and other revenues. Carry-out cold beer, a high-volume item typically found in convenience stores in other states, may be sold only by package liquor stores and taverns in Indiana; accordingly, it is not sold in the Company’s convenience stores in Indiana. All but 15 of the Company’s convenience stores are open 24 hours a day; the remaining stores close between 10:00 PM and midnight. All stores are open seven days a week.

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

Crystal Food Services

The Company’s food service operation conducts business under the trade name Crystal Food Services™. It offers a range of services including banquet hall catering, special events catering, concession services, cafeteria management, vending, office coffee and coffee roasting. The Company focuses on presenting expertly prepared cuisine in all of its food service operations. The Company intends to expand the food services operations through the solicitation of new customers and possible acquisition of businesses that will complement the existing operations.

The combination of these operations has created a unique range of services, products and facilities. The Company’s banquet hall facilities include the Murat Shrine Center, Crown Plaza Hotel at Union Station, Riverwalk Banquet & Lodge, Fountains Banquet and Conference Center, the Indiana Roof Ballroom, Indiana State Museum, NCAA Headquarters and Primo North, South and West. The Company is the largest caterer of special events at the Indianapolis Motor Speedway and the exclusive foodservice provider of the RCA Tennis Championships. The Company also provides concession services at the Indianapolis Zoo, Prairie View Golf Club and Purgatory Golf Club, cafeteria management to 22 major employers, and vending services, coffee and frozen beverage service to over 2,100 locations throughout the greater Indianapolis area.

Floral Fashions and McNamara

The Company’s floral operations conduct business under four trade names. Floral Fashions® provides plants and cut flowers in all 67 of the Marsh supermarkets and custom designed arrangements in 47 of those stores. McNamara is a retail florist operating six upscale, traditional full-service shops in the Indianapolis market and is one of the largest FTD florists in the U.S. and Canada. McNamara also operates a 57,000 square foot design center that serves the Company’s supermarket and food services divisions, as well as its own operations. McNamara Marketplace operates nine self-serve shops within the Company’s O’Malia Food Markets; this brand has been developed recently and will ideally suit future development into hospitals, gift shops, bookstores and other select retail locations. Enflora, Flowers for Business, provides both daily and single event floral arrangements for corporate clients.

Supply and Distribution

The Company supplies its supermarkets from four Company-operated distribution facilities. Non-perishable grocery products are distributed from a 409,000 square foot leased facility in Indianapolis. Frozen foods are distributed from a newly constructed 119,000 square foot Company owned facility in Indianapolis that began operations in August 2002. Produce, meat and delicatessen products are distributed from a 191,000 square foot Company owned perishable products facility in Yorktown, Indiana. Non-food products are distributed from 180,000 square feet of a 388,000 square foot Company owned warehouse in Yorktown. In addition, the Company leases both a 172,000 square foot warehouse and a 32,000 square foot warehouse for storage of forward purchases of merchandise and seasonal items. Additional outside warehouse space is leased as needed to meet seasonal demand.

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

The Company utilizes in-store micro-computers in the supermarkets to automate various tasks, such as electronic messaging, processing the receiving and billing of vendor direct-store-delivered (DSD) merchandise, processing of video rentals, processing pharmacy records in the 42 food and drug combination stores, and time keeping for payroll processing. The Company employs a wide area network for data communications between the corporate office, supermarkets, and warehouses. Future supermarket applications currently under development include computer-assisted reordering. All convenience stores are equipped with micro-computers for electronic transmission of accounting and merchandising data to headquarters, electronic messaging and processing DSD merchandise receiving and billing.

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

Employees

The Company has approximately 14,300 employees. Approximately 8,700 employees are employed on a part-time basis. All employees are non-union, except approximately 120 fleet drivers and 200 supermarket distribution facility employees who are unionized under collective bargaining agreements with terms that extend to April 2005. The Company considers its employee relations to be very good.

Regulatory Matters

As a retailer of alcoholic beverages, tobacco products and gasoline, the Company is subject to federal and state statutes, ordinances and regulations concerning the storage and sale of these products. The Company is aware of the existence of petroleum contamination at 21 Village Pantry locations and at one distribution center, all located in Indiana, and has commenced remediation at each of these sites. The cost of remediation varies significantly depending on the extent, source and location of the contamination, geological and hydrological conditions and other factors. An Indiana excess liability fund has reimbursed the Company for more than 95% of remediation costs incurred over the past three years, and it is expected that the fund will continue to reimburse for future costs.

Executive Officers of the Registrant

Information required by Item 10 with respect to the Registrant’s executive officers is set forth below. Each officer has been elected for a term to expire in August 2004 or upon election of the officer’s successor by the Board of Directors.

Name	Position	Age	Family Relationship
DON E. MARSH	Chairman of the Board	66	Father of David A. Marsh;
	and Chief Executive Officer		brother of William L. Marsh

Mr. Don E. Marsh has held his current position as Chairman of the Board of Directors and Chief Executive Officer of the Company for more than the past five years. He has been employed by the Company in various supervisory and executive capacities since 1961.

DAVID A. MARSH	President;	41	Son of Don E. Marsh;
	President and Chief Operating Officer,		nephew of William L. Marsh
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

P. LAWRENCE BUTT	Senior Vice President, Counsel	62	None
and Secretary

Mr. P. Lawrence Butt has held his current position since August 1997. For more than five years prior thereto, he served as Vice President, Counsel and Secretary. In May 1999, he was elected to serve as a director of the Company. He has been employed by the Company in various executive capacities since 1977.

DOUGLAS W. DOUGHERTY	Senior Vice President, Chief Financial Officer and Treasurer	60	None

Mr. Douglas W. Dougherty has held his current position since August 1997. He has been employed by the Company as Chief Financial Officer since March 1994. Prior experience includes senior management and financial executive positions at Dayton Hudson Corp., Hartmarx, Inc. and The May Department Stores Company.

WILLIAM L. MARSH	Senior Vice President - Property	60	Brother of Don E. Marsh;
	Management		uncle of David A. Marsh

Mr. William L. Marsh has held his current position since August 1997. For more than five years prior thereto, he served as Vice President-General Manager, Property Management. In May 1991, he was elected to serve as a director of the Company. He has been employed by the Company in various supervisory and executive capacities since 1974.

JACK J. BAYT	President and Chief Operating	47	None
Officer, Crystal Food Services Division

Mr. Jack J. Bayt has held his current position since January 1995. For more than five years prior thereto, he was President and Chief Executive Officer of Crystal Catering of Indiana, Inc.

MARK A. VARNER	Vice President - Corporate Controller	54	None

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

		Per Store
	Footage Operated	Average	0-5 Years	6-10 Years	Over 10 Years
Supermarkets	4,501,000	39,000	35%	19%	46%
Convenience Stores	489,000	3,000	70%	—	30%

	4,990,000

Owned and leased retail facilities are summarized as follows:

		Convenience
	Supermarkets	Stores	Other
Owned	32	53	—
Leased:
Fixed rentals only	48	100	7
Fixed plus contingent rentals	34	11	—

	82	111	7

	114	164	7

All leases, except for seven supermarkets and 43 Village Pantry stores, have one to four renewal options for periods of two to five years each. The majority of leases provide for payment of property taxes, maintenance and insurance by the Company. In addition, the Company is obligated under leases for seven closed stores, of which four were subleased at March 27, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on Common Stock, Related Shareholder Matters and Repurchases of Common Shares on pages 40 and 41 of the 2004 Annual Report to Shareholders for the year ended March 27, 2004, is incorporated herein by reference.

Item 6. Selected Financial Data

Selected Financial Data on page 20 of the 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended March 27, 2004, on pages 21 through 26 of the 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company, as a policy, does not engage in speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at March 27, 2004, a 100 basis point change in interest rates would not have had a material impact on the Company.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto and the report of the independent auditors on pages 27 to 42 of the 2004 Annual Report to Shareholders are incorporated herein by reference.

Long-Term Debt and Guarantor Subsidiaries

Other than three minor subsidiaries, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under its 8 7/8% senior subordinated notes, due 2007. The Guarantors are wholly owned subsidiaries of the Company.

Statement of income for the year ended March 27, 2004:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$4,912	$1,650,865	$(4,909)	$1,650,868
Gains from sales of property	—	3,047	—	3,047

Total revenues	4,912	1,653,912	(4,909)	1,653,915
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	1,156,255	—	1,156,255

Gross profit	4,912	497,657	(4,909)	497,660
Selling, general and administrative	3,084	450,827	(4,909)	449,002
Depreciation	1,369	23,644	—	25,013

Operating income	459	23,186	—	23,645
Interest	1,788	17,262	—	19,050
Other non-operating income	(961)	—	—	(961)

Income (loss) from continuing operations before income taxes	(368)	5,924	—	5,556
Income taxes (benefit)	(168)	2,687	—	2,519

Income (loss) from continuing operations	$(200)	$3,237	$—	$3,037

Statement of income for the year ended March 29, 2003:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$4,994	$1,647,497	$(4,957)	$1,647,534
Gains from sales of property	1,938	6,263	—	8,201

Total revenues	6,932	1,653,760	(4,957)	1,655,735
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	1,163,157	—	1,163,157

Gross profit	6,932	490,603	(4,957)	492,578
Selling, general and administrative	2,988	447,449	(4,957)	445,480
Depreciation	1,417	23,047	—	24,464

Operating income	2,527	20,107	—	22,634
Interest	2,067	21,203	—	23,270
Other non-operating expense	(2,180)	—	—	(2,180)

Income (loss) from continuing operations before income taxes	2,640	(1,096)	—	1,544
Income taxes	1,068	70	—	1,138

Income (loss) from continuing operations	$1,572	$(1,166)	$—	$406

Statement of income for the year ended March 30, 2002:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$4,966	$1,636,645	$(4,909)	$1,636,702
Gains from sales of property	—	5,897	—	5,897

Total revenues	4,966	1,642,542	(4,909)	1,642,599
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	1,143,883	—	1,143,883

Gross profit	4,966	498,659	(4,909)	498,716
Selling, general and administrative	2,718	437,888	(4,909)	435,697
Depreciation	1,316	21,567	—	22,883

Operating income	932	39,204	—	40,136
Interest	1,903	20,620	—	22,523

Income (loss) from continuing operations before income taxes	(971)	18,584	—	17,613
Income taxes (benefit)	(321)	6,393	—	6,072

Income (loss) from continuing operations	$(650)	$12,191	$—	$11,541

Balance sheet as of March 27, 2004:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$27,584	$27,584
Accounts receivable	—	23,864	23,864
Inventories	—	126,840	126,840
Prepaid expenses	—	6,495	6,495
Recoverable income taxes	5,400	—	5,400

Total current assets	5,400	184,783	190,183
Property and equipment, less allowances for depreciation	32,717	264,311	297,028
Other assets	3,247	51,947	55,194

	$41,364	$501,041	$542,405

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$80,614	$80,614
Accrued liabilities	8,722	39,448	48,160
Current maturities of long-term liabilities	1,587	1,840	3,427

Total current liabilities	10,309	121,902	132,211
Long-term liabilities:
Long-term debt	112,173	61,988	174,161
Capital lease obligations	—	28,188	28,188
Pension and post-retirement benefits	38,541	4,184	42,725

Total long-term liabilities	150,714	94,360	245,074
Deferred items:
Income taxes	18,309	—	18,309
Other	55	18,480	18,535

Total deferred items	18,364	18,480	36,844
Amounts due parent from subsidiaries	(145,664)	145,664	—
Shareholders’ Equity:
Common stock, Classes A and B	26,570	—	26,570
Retained earnings	10,178	120,635	130,813
Cost of common stock in treasury	(15,011)	—	(15,011)
Deferred cost - restricted stock	(211)	—	(211)
Notes receivable - stock purchases	(11)	—	(11)
Accumulated other comprehensive loss	(13,874)	—	(13,874)

Total shareholders’ equity	7,641	120,635	128,276

	$41,364	$501,041	$542,405

Balance sheet as of March 29, 2003:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$28,313	$28,313
Accounts receivable	—	27,203	27,203
Inventories	—	130,297	130,297
Prepaid expenses	—	5,731	5,731

Total current assets	—	191,544	191,544
Property and equipment, less allowances for depreciation	33,777	277,692	311,469
Other assets	4,484	41,825	46,309

	$38,261	$511,061	$549,322

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable to bank	$—	$1,700	$1,700
Accounts payable	—	71,883	71,883
Accrued liabilities	6,317	43,348	49,665
Current maturities of long-term liabilities	1,435	2,017	3,452

Total current liabilities	7,752	118,948	126,700
Long-term liabilities:
Long-term debt	130,367	67,781	198,148
Capital lease obligations	—	29,009	29,009
Pension and post-retirement benefits	36,700	4,124	40,824

Total long-term liabilities	167,067	100,914	267,981
Deferred items:
Income taxes	9,606	—	9,606
Other	61	17,165	17,226

Total deferred items	9,667	17,165	26,832
Amounts due parent from subsidiaries	(156,425)	156,425	—
Shareholders’ Equity:
Common stock, Classes A and B	26,439	—	26,439
Retained earnings	14,302	117,609	131,911
Cost of common stock in treasury	(14,928)	—	(14,928)
Deferred cost - restricted stock	(54)	—	(54)
Notes receivable - stock purchases	(175)	—	(175)
Accumulated other comprehensive loss	(15,384)	—	(15,384)

Total shareholders’ equity	10,200	117,609	127,809

	$38,261	$511,061	$549,322

Statement of cash flows for the year ended March 27, 2004:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$22,280	$21,436	$43,716
Net cash used for investing activities	(92)	(25,855)	(25,947)
Financing activities:
Repayments of short-term borrowings	—	(1,700)	(1,700)
Proceeds of long-term borrowings	—	50,000	50,000
Proceeds of sales leaseback/capital lease obligations	—	12,338	12,338
Repayments of long-term debt and capital leases	(18,042)	(56,791)	(74,833)
Cash dividends paid	(4,130)	—	(4,130)
Other financing activities	(16)	(157)	(173)

Net cash provided by (used for) financing activities	(22,188)	3,690	(18,498)

Net decrease in cash and equivalents	—	(729)	(729)
Cash and equivalents at beginning of period	—	28,313	28,313

Cash and equivalents at end of period	$—	$27,584	$27,584

Statement of cash flows for the year ended March 29, 2003:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$35,637	$2,715	$38,352
Net cash used for investing activities	(224)	(37,875)	(38,099)
Financing activities:
Proceeds of short-term borrowings	—	400	400
Proceeds of long-term borrowings	—	76,000	76,000
Proceeds of sales leaseback/capital lease obligation	—	34,537	34,537
Repayments of long-term debt and capital leases	(31,523)	(84,520)	(116,043)
Cash dividends paid	(3,506)	—	(3,506)
Other financing activities	(384)	(460)	(844)

Net cash provided by (used for) financing activities	(35,413)	25,957	(9,456)

Net decrease in cash and equivalents	—	(9,203)	(9,203)
Cash and equivalents at beginning of period	—	37,516	37,516

Cash and equivalents at end of period	$—	$28,313	$28,313

Statement of cash flows for the year ended March 30, 2002:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$9,289	$28,376	$37,665
Net cash used for investing activities	(2,182)	(47,579)	(49,761)
Financing activities:
Proceeds of short-term borrowings	—	1,300	1,300
Proceeds of long-term borrowings	—	28,000	28,000
Proceeds of sales leaseback/capital lease obligation	—	33,594	33,594
Repayments of long-term debt and capital leases	(1,054)	(37,432)	(38,486)
Cash dividends paid	(3,537)	—	(3,537)
Purchase of common stock for treasury	(3,368)	—	(3,368)
Other financing activities	852	—	852

Net cash provided by (used for) financing activities	(7,107)	25,462	18,355

Net increase in cash and equivalents	—	6,259	6,259
Cash and equivalents at beginning of period	—	31,257	31,257

Cash and equivalents at end of period	$—	$37,516	$37,516

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 27, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures ensure that material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act is effectively and timely accumulated and communicated to them as appropriate to allow them to make timely decisions regarding required disclosures. There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART III

In accordance with Instruction G(3), except as indicated in the following sentence, certain information called for by Items 10, 11, 12, 13 and 14 is incorporated by reference from those parts of Registrant’s definitive Proxy Statement captioned “Election of Directors,” “Compensation of Executive Officers”, “Security Ownership of Management and Certain Beneficial Owners,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Certain Relationships and Related Transactions,” and “Independent Auditors,” respectively, pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after March 27, 2004, the end of the fiscal year covered by this report. As permitted by Instruction G(3), the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

The following table provides information concerning the Company’s equity incentive plans as of March 27, 2004.

EQUITY COMPENSATION PLAN INFORMATION

			Number of
			securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding shares
	options, warrants	options, warrants	reflected in first
Plan Category	and rights	and rights	column)
Equity compensation plans approved by shareholders
Class A	1,324,086	$14.12	127,914 (1)

Class B	548,298	$10.90	127,914 (1)

Equity compensation plans not approved by shareholders	0	$0	0

Total	1,872,384	$13.18	127,914

(1)	Plans authorize the grant of options to purchase either class of common stock.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	The following consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries, included in the 2004 Annual Report to Shareholders for the year ended March 27, 2004, are incorporated by reference in Item 8:

		Consolidated Balance Sheets as of March 27, 2004 and March 29, 2003.

		Consolidated Statements of Income for each of the three years in the period ended March 27, 2004.

		Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended March 27, 2004.

		Consolidated Statements of Cash Flows for each of the three years in the period ended March 27, 2004.

		Notes to Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm.

	(2)	Note: All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

	(3)	The following exhibits are included in Item 15(c):

Exhibit 3 (a)	Restated Articles of Incorporation, as amended as of May 15, 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

(b)	By-Laws as amended as of November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

Exhibit 4 (a)	Articles V, VI and VII of the Company’s Restated Articles of Incorporation, as amended as of May 15, 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

(b)	Articles I and IV of the Company’s By-Laws, as amended as of November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

(c)	Agreement of the Company to furnish a copy of any agreement relating to certain long- term debt and leases to the Securities and Exchange Commission upon its request - Incorporated by reference to Form 10-K for the year ended March 27, 1987.

(d)	Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank - Incorporated by reference to Form 8-K, dated December 21, 1998.

(e)	Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 - Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).

(f)	First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 – Incorporated by reference to Form 10-K for the year ended March 28, 1998.

(g)	Second Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000 – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

(h)	Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000 – Incorporated by reference to From 10-K for the year ended April 1, 2000.

(i)	Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated June 23, 2000 - Incorporated by reference to Form 10-K for the year ended April 1, 2000.

(j)	Fourth Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated October 15, 2001 – Incorporated by reference to Registration Statement on Form S-8 (File No. 333-82908).

(k)	Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated February 19, 2002 – Incorporated by reference to Form 10-Q for the quarter ended January 5, 2002.

(l)	First Amendment to Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of December 27, 2002 – Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

(m)	Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and the Provident Bank, as Agent and Arranger, dated as of March 21, 2003 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(n)	First Amendment to Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of May 23, 2003 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(o)	Second Amendment to Second Amended and Restated Credit Agreement, dated as October 3, 2003 – Incorporated by reference to Form 10-Q for the quarter ended October 11, 2003.

Exhibit 10 (a)	Agreements between Ruan Leasing Company and Marsh Supermarkets, Inc., dated September 18, 1987 – Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

(b)	Lease agreements relating to warehouse located at 333 South Franklin Road, Indianapolis, Indiana - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

Management Contracts and Compensatory Plans:

(c)	Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

(d)	Indemnification Agreements - Incorporated by reference to Form 10-Q for quarter ended January 6, 1990.

(e)	Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.

(f)	Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

(g)	Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors - Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.

(h)	Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.

(i)	Severance Benefits Agreements, dated as of January 1, 1996 - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

(j)	Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

(k)	Form of Restricted Stock Agreement, dated as of September 15, 1997 - Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.

(l)	Marsh Supermarkets, Inc. Outside Directors’ Stock Plan, as adopted November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

(m)	Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 – Incorporated by reference to Proxy Statement , dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

(n)	Executive Stock Purchase Plan of Mash Supermarkets, Inc., effective as of September 1, 1998 – Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

(o)	Marsh Deferred Compensation Plan – Incorporated by reference to Form S-8, dated September 25, 1998 (File No. 333-64343).

(p)	1999 Outside Directors’ Stock Option Plan, effective as of June 1, 1999 – Incorporated by reference to Proxy Statement, dated June 27, 1999, for Annual Meeting of Shareholders held August 3, 1999.

(q)	Form of Employment Agreement, dated as of August 3, 1999 – Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

(r)	1999 Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999 – Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

(s)	Forms of Guarantee related to Executive Stock Purchase Plan of Marsh Supermarkets, Inc. – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

(t)	First Amendment to 1999 Senior Executive Supplemental Retirement Plan, dated February 13, 2003-Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

(u)	Employment Agreement between Marsh Supermarkets, LLC and Frank J. Bryja, dated as of September 15, 2002 - Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

(v)	Employment Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(w)	Employment Agreement between Marsh Supermarkets, Inc. and David A. Marsh, dated as of August 9, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(x)	Employment Agreement between Marsh Supermarkets, Inc. and William L. Marsh, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(y)	Employment Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(z)	Employment Agreement, as amended, between Marsh Supermarkets, Inc, and Douglas W. Dougherty, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(aa)	Employment Agreement between Crystal Food Services, LLC and Jack J. Bayt, dated as of Marsh 30, 2003 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ab)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Douglas W. Dougherty, dated as of May 6, 1998 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ac)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of October 22, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ad)	Split Dollar Agreement between Marsh Supermarkets, Inc. and American National Trust and Investment Company, Trustee of the Don E. Marsh 1983 Irrevocable Trust for Children, dated as of January 1, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ae)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, Trustee u/a David A. Marsh Irrevocable Trust, dated January 16, 2002, dated as of January 17, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(af)	Amended and Restated Supplemental Retirement Plan, dated as of January 1, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ag)	First Amendment to Amended and Restated Supplemental Retirement Plan, dated as of December 31, 1998 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ah)	Amended and Restated Marsh Equity Ownership Plan, dated as of January 1, 1989 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ai)	First Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 7, 2001 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(aj)	Second Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 31, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ak)	Third Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 31, 2003.*
(al)	Second Amendment to Amended and Restated Supplemental Retirement Plan, dated as of February 19, 2004. *
(am)	First Amendment to Marsh Deferred Compensation Plan, dated as of December 31, 2003. *

Exhibit 13 - 2004 Annual Report to Shareholders (only portions specifically incorporated by reference are included herein).*

Exhibit 21 - Subsidiaries of the Registrant.*

Exhibit 23 - Consent of Ernst & Young LLP.*

Exhibit 31.1 Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2 Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)	Reports on Form 8-K:

Current Report on Form 8-K furnished to the SEC on June 10, 2004 – Item 12 “Results of Operations and Financial Condition.”

Notwithstanding the foregoing, information furnished under Item 12 of the Company’s Current Report on Form 8-K, including the related exhibits, is not incorporated by reference in this annual report on Form 10-K.

(c)	Exhibits:

See Exhibit Index

* Being filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH SUPERMARKETS, INC.
June 24, 2004	By: /s/ Don E. Marsh

Don E. Marsh, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 24, 2004	/s/ Don E. Marsh

Don E. Marsh, Chairman of the Board
and Chief Executive Officer and Director

June 24, 2004	/s/ Douglas W. Dougherty

Douglas W. Dougherty, Senior Vice President,
Chief Financial Officer and Treasurer

June 24, 2004	/s/ Mark A. Varner

Mark A. Varner, Vice President - Corporate Controller

June 24, 2004	/s/ William L. Marsh

William L. Marsh, Senior Vice President-
Property Management, and Director

June 24, 2004	/s/ J. Michael Blakley

J. Michael Blakley, Director

June 24, 2004	/s/ P. Lawrence Butt

P. Lawrence Butt, Senior Vice President,
Counsel and Secretary, and Director

June 24, 2004	/s/ Charles R. Clark

Charles R. Clark, Director

June 24, 2004	/s/ John J. Heidt

John J. Heidt, Director

June 24, 2004	/s/ Stephen M. Huse

Stephen M. Huse, Director

June 24, 2004	/s/ Catherine A. Langham

Catherine A. Langham, Director

June 24, 2004	/s/ James K. Risk

James K. Risk, III, Director

June 24, 2004	/s/ K. Clay Smith

K. Clay Smith, Director

	Exhibit Index	Page No.
Exhibit 3 (a)	Restated Articles of Incorporation, as amended as of May 15, 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

(b)	By-Laws, as amended as of November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

Exhibit 4 (a)	Articles V, VI and VII of the Company’s Restated Articles of Incorporation, as amended as of May 15, 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

(b)	Articles I and IV of the Company’s By-Laws, as amended as of November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

(c)	Agreement of the Company to furnish a copy of any agreement relating to certain long- term debt and leases to the Securities and Exchange Commission upon its request - Incorporated by reference to Form 10-K for the year ended March 27, 1987.

(d)	Amended and Restated Rights Agreement, dated as of August 1, 1989, between Marsh Supermarkets, Inc. and National City Bank, dated as of December 24, 1998 - Incorporated by reference to Form 8-K, dated December 21, 1998.

(e)	Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 - Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).

(f)	First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 – Incorporated by reference to Form 10-K for the year ended March 28, 1998.

(g)	Second Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000. – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

(h)	Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000. – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

(i)	Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated June 23, 2000 – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

(j)	Fourth Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated October 15, 2001 – Incorporated by reference to Registration Statement on Form S-8 (File No. 333-82908)

(k)	Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated February 19, 2002 – Incorporated by reference to Form 10-Q for the quarter ended January 5, 2002.

(l)	First Amendment to Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of December 27, 2002 –Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

(m)	Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and the Provident Bank, as Agent and Arranger, dated as of March 21, 2003– Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(n)	First Amendment to Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of May 23, 2003 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(o)	Second Amendment to Second Amended and Restated Credit Agreement, dated as October 3, 2003 – Incorporated by reference to Form 10-Q for the quarter ended October 11, 2003.

Exhibit 10 (a)	Agreements between Ruan Leasing Company and Marsh Supermarkets, Inc., dated September 18, 1987 – Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

	Exhibit Index	Page No.
(b)	Lease agreements relating to warehouse located at 333 South Franklin Road, Indianapolis, Indiana - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

	Exhibit Index	Page No.
Management Contracts and Compensatory Plans:

(c)	Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

(d)	Indemnification Agreements - Incorporated by reference to Form 10-Q for the quarter ended January 6, 1990.

(e)	Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.

(f)	Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

(g)	Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors - Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.

(h)	Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan - Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.

(i)	Severance Benefits Agreements, dated as of January 1, 1996. - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

(j)	Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

(k)	Form of Restricted Stock Agreement, dated as of September 15, 1997 - Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.

(l)	Marsh Supermarkets, Inc. Outside Directors’ Stock Plan, as adopted November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

(m)	Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 – Incorporated by reference to Proxy Statement , dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

(n)	Executive Stock Purchase Plan of Mash Supermarkets, Inc., effective as of September 1, 1998 – Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

(o)	Marsh Deferred Compensation Plan – Incorporated by reference to Form S-8, dated September 25, 1998 (File No. 333-64343).

(p)	1999 Outside Directors’ Stock Option Plan, dated as of June 1, 1999 – Incorporated by reference to Proxy Statement, dated June 27, 1999, for Annual Meeting of Shareholders held August 3, 1999.

(q)	Form of Employment Agreement, dated as of August 3, 1999 –Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

(r)	1999 Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999 – Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

(s)	Forms of Guarantee related to Executive Stock Purchase Plan of Marsh Supermarkets, Inc. – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

(t)	First Amendment to 1999 Senior Executive Supplemental Retirement Plan, dated February 13, 2003-Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

(u)	Employment Agreement between Marsh Supermarkets, LLC and Frank J. Bryja, dated as of September 15, 2002 -Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

(v)	Employment Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(w)	Employment Agreement between Marsh Supermarkets, Inc. and David A. Marsh, dated as of August 9, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(x)	Employment Agreement between Marsh Supermarkets, Inc. and William L. Marsh, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(y)	Employment Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	Exhibit Index	Page No.
(z)	Employment Agreement, as amended, between Marsh Supermarkets, Inc, and Douglas W. Dougherty, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(aa)	Employment Agreement between Crystal Food Services, LLC and Jack J. Bayt, dated as of Marsh 30, 2003 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ab)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Douglas W. Dougherty, dated as of May 6, 1998 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ac)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of October 22, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ad)	Split Dollar Agreement between Marsh Supermarkets, Inc. and American National Trust and Investment Company, Trustee of the Don E. Marsh 1983 Irrevocable Trust for Children, dated as of January 1, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ae)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and David A. Marsh, dated as of January 17, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(af)	Amended and Restated Supplemental Retirement Plan, dated as of January 1, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ag)	First Amendment to Amended and Restated Supplemental Retirement Plan, dated as of December 31, 1998 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ah)	Amended and Restated Marsh Equity Ownership Plan, dated as of January 1, 1989 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ai)	First Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 7, 2001 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(aj)	Second Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 31, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ak)	Third Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 31, 2003.*

(al)	Second Amendment to Amended and Restated Supplemental Retirement Plan, dated as of February 19, 2004. *

(am)	First Amendment to Marsh Deferred Compensation Plan, dated as of December 31, 2003. *

Exhibit 13 - 2004 Annual Report to Shareholders (only portions specifically incorporated by reference are included herein). *

Exhibit 21 - Subsidiaries of the Registrant.*

Exhibit 23 - Consent of Ernst & Young LLP.*

Exhibit 31.1 Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2 Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Being filed herewith