Form 10-Q
period 2004-06-19
MARSH SUPERMARKETS INC
filed 2004-08-03
CIK 62737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Number of shares outstanding of each class of the registrant’s common stock as of July 21, 2004:

Class A Common Stock Class B Common Stock	3,743,090 4,153,675	shares shares

	7,896,765	shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MARSH SUPERMARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 19,	March 27,	June 21,
	2004	2004	2003
	(Unaudited)	(Note A)	(Unaudited)
Assets
Current assets:
Cash and equivalents	$41,656	$27,584	$25,947
Accounts and notes receivable, net	22,924	23,864	28,704
Inventories	127,280	126,840	125,917
Prepaid expenses	3,829	6,495	4,019
Recoverable income taxes	3,289	5,400	—

Total current assets	198,978	190,183	184,587
Property and equipment, less allowances for depreciation	294,955	297,028	311,417
Other assets	52,801	55,194	44,998

Total Assets	$546,734	$542,405	$541,002

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$76,333	$80,614	$70,842
Accrued liabilities	46,925	48,170	49,287
Current maturities of long-term liabilities	5,080	3,427	3,177

Total current liabilities	128,338	132,211	123,306
Long-term liabilities:
Long-term debt	181,163	174,161	191,312
Capital lease obligations	27,935	28,188	28,787
Pension and post-retirement benefits	43,766	42,725	41,684

Total long-term liabilities	252,864	245,074	261,783
Deferred items:
Income taxes	18,483	18,309	9,840
Gains from sale/leasebacks	15,337	15,238	15,329
Other	3,526	3,297	2,681

Total deferred items	37,346	36,844	27,850
Shareholders’ Equity:
Common stock, Classes A and B	26,588	26,570	26,443
Retained earnings	131,399	130,813	132,137
Cost of common stock in treasury	(15,724)	(15,011)	(14,917)
Deferred cost — restricted stock	(191)	(211)	(39)
Notes receivable – stock purchases	(11)	(11)	(177)
Accumulated other comprehensive loss	(13,875)	(13,874)	(15,384)

Total shareholders’ equity	128,186	128,276	128,063

Total Liabilities and Shareholders’ Equity	$546,734	$542,205	$541,002

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	12 Weeks Ended
	June 19,	June 21,
	2004	2003
Sales and other revenues	$399,396	$378,010
Gains from sales of property	456	—

Total revenues	399,852	378,010
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	281,123	264,079

Gross profit	118,729	113,931
Selling, general and administrative	106,039	102,119
Depreciation	5,785	5,762

Operating income	6,905	6,050
Interest	4,283	4,570
Other non-operating income	—	(634)

Income before income taxes	2,622	2,114
Income taxes	1,004	856

Net income	$1,618	$1,258

Earnings per common share:
Basic	$.20	$.16
Diluted	.20	.16

Dividends declared per share	$.13	$.13

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	12 Weeks Ended
	June 19,	June 21,
	2004	2003
Operating activities
Net income	$1,618	$1,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,785	5,762
Amortization of other assets	357	297
Changes in operating assets and liabilities	1,776	5,655
Other operating activities	606	1,629

Net cash provided by operating activities	10,142	14,601
Investing activities
Net acquisition of property, equipment and land	(13,670)	(6,154)
Other investing activities	115	(727)

Net cash used for investing activities	(13,555)	(6,881)
Financing activities
Repayments of short-term borrowings	—	(1,700)
Proceeds of long-term borrowings	30,000	5,000
Proceeds of sale/leasebacks	10,810	—
Payments of long-term debt and capital leases	(21,598)	(12,333)
Cash dividends paid	(1,032)	(1,034)
Purchase of common shares for treasury	(794)	—
Other financing activities	99	(19)

Net cash provided by (used for) financing activities	17,485	(10,086)
Net increase (decrease) in cash and equivalents	14,072	(2,366)
Cash and equivalents at beginning of period	27,584	28,313

Cash and equivalents at end of period	$41,656	$25,947

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share amounts, or as otherwise noted)

June 19, 2004

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. This report should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended March 27, 2004. The balance sheet at March 27, 2004, has been derived from the audited financial statements at that date.

The Company’s fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to “2005” and “2004” relate to the fiscal years ending April 2, 2005 and March 27, 2004, respectively.

The condensed consolidated financial statements for the twelve-week periods ended June 19, 2004 and June 21, 2003, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented.

Operating results for the twelve week period ended June 19, 2004, are not necessarily indicative of the results that may be expected for the full fiscal year ending April 2, 2005.

Note B – Earnings Per Share

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share:

	12 Weeks Ended
	June 19,	June 21,
	2004	2003
Net income	$1,618	$1,258

Weighted average shares outstanding	7,924	7,949
Non-vested restricted shares	(17)	(6)

Denominator for basic earnings per share	7,907	7,943
Effect of dilutive securities:
Non-vested restricted shares	17	6
Stock options	126	61

Denominator for diluted earnings per share - adjusted weighted average shares	8,050	8,010

Note C — Stock Option Plans

The Company’s stock option plans are accounted for under the intrinsic value method of APB Opinion 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123:

	12 Weeks Ended
	June 19,	June 21,
	2004	2003
Net income, as reported	$1,618	$1,258
Compensation expense recorded	9	7
Compensation expense using the fair value method, net of tax	(180)	(215)

Pro-forma net income	$1,447	$1,050

Reported earnings per share:
Basic	$.20	$.16
Diluted	.20	.16
Pro-forma earnings per share:
Basic	.18	.13
Diluted	.18	.13

Note D – Long-Term Debt and Guarantor Subsidiaries

Other than three minor subsidiaries, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under its 8 7/8% senior subordinated notes. The Guarantors are wholly-owned subsidiaries of the Company.

Balance sheet as of June 19, 2004:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$41,656	$41,656
Accounts and notes receivable, net	—	22,924	22,924
Inventories	—	127,280	127,280
Prepaid expenses	—	3,829	3,829
Recoverable income taxes	3,289	—	3,289

Total current assets	3,289	195,689	198,978
Property and equipment, less allowances for depreciation	32,681	262,274	294,955
Other assets	3,349	49,452	52,801

Total Assets	$39,319	$507,415	$546,734

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$76,333	$76,333
Accrued liabilities	10,864	36,061	46,925
Current maturities of long-term liabilities	1,612	3,468	5,080

Total current liabilities	12,476	115,862	128,338
Long-term liabilities:
Long-term debt	111,913	69,250	181,163
Capital lease obligations	—	27,935	27,935
Pension and post-retirement benefits	39,514	4,252	43,766

Total long-term liabilities	151,427	101,437	252,864
Deferred items:
Income taxes	18,483	—	18,483
Other	56	18,807	18,863

Total deferred items	18,539	18,807	37,346
Amounts due parent from subsidiaries	(148,962)	148,962	—
Shareholders’ Equity:
Common stock, Classes A and B	26,588	—	26,588
Retained earnings	9,052	122,347	131,399
Cost of common stock in treasury	(15,724)	—	(15,724)
Deferred cost — restricted stock	(191)	—	(191)
Notes receivable — stock purchase	(11)	—	(11)
Accumulated other comprehensive loss	(13,875)	—	(13,875)

Total shareholders’ equity	5,839	122,347	128,186

Total Liabilities and Shareholders’ Equity	$39,319	$507,415	$546,734

Balance sheet as of March 27, 2004:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$27,584	$27,584
Accounts and notes receivable, net	—	23,864	23,864
Inventories	—	126,840	126,840
Prepaid expenses	—	6,495	6,495
Recoverable income taxes	5,400	—	5,400

Total current assets	5,400	184,783	190,183
Property and equipment, less allowances for depreciation	32,717	264,311	297,028
Other assets	3,247	51,947	55,194

Total Assets	$41,364	$501,041	$542,405

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$80,614	$80,614
Accrued liabilities	8,722	39,448	48,160
Current maturities of long-term liabilities	1,587	1,840	3,427

Total current liabilities	10,309	121,902	132,211
Long-term liabilities:
Long-term debt	112,173	61,988	174,161
Capital lease obligations	—	28,188	28,188
Pension and post-retirement benefits	38,541	4,184	42,725

Total long-term liabilities	150,714	94,360	245,074
Deferred items:
Income taxes	18,309	—	18,309
Other	55	18,480	18,535

Total deferred items	18,364	18,480	36,844
Amounts due parent from subsidiaries	(145,664)	145,664	—
Shareholders’ Equity:
Common stock, Classes A and B	26,570	—	26,570
Retained earnings	10,178	120,635	130,813
Cost of common stock in treasury	(15,011)	—	(15,011)
Deferred cost — restricted stock	(211)	—	(211)
Notes receivable — stock purchases	(11)	—	(11)
Accumulated other comprehensive loss	(13,874)	—	(13,874)

Total shareholders’ equity	7,641	120,635	128,276

Total Liabilities and Shareholders’ Equity	$41,364	$501,041	$542,405

Statement of income for the 12 weeks ended June 19, 2004:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Total revenues	$1,152	$399,833	$(1,133)	$399,852
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	281,123	—	281,123

Gross profit	1,152	118,710	(1,133)	118,729
Selling, general and administrative	529	106,643	(1,133)	106,039
Depreciation	320	5,465	—	5,785

Operating income	303	6,602	—	6,905
Interest	420	3,863	—	4,283

Income (loss) before income taxes	(117)	2,739	—	2,622
Income taxes (benefit)	(42)	1,046	—	1,004

Net income (loss)	$(75)	$1,693	$—	$1,618

Statement of income for the 12 weeks ended June 21, 2003:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Total revenues	$1,135	$378,008	$(1,133)	$378,010
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	264,079	—	264,079

Gross profit	1,135	113,929	(1,133)	113,931
Selling, general and administrative	656	102,596	(1,133)	102,119
Depreciation	411	5,351	—	5,762

Operating income	68	5,982	—	6,050
Interest	419	4,151	—	4,570
Other non-operating income	(634)	—	—	(634)

Income before income taxes	283	1,831	—	2,114
Income taxes	119	737	—	856

Net income	$164	$1,094	$—	$1,258

Statement of cash flows for the twelve weeks ended June 19, 2004:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$2,265	$7,877	$10,142
Net cash used for investing activities	(284)	(13,271)	(13,555)
Financing activities
Proceeds of long-term borrowings	—	30,000	30,000
Proceeds of sale/leasebacks	—	10,810	10,810
Repayments of long-term debt and capital leases	(235)	(21,363)	(21,598)
Cash dividends paid	(1,032)	—	(1,032)
Purchase of common shares for treasury	(794)	—	(794)
Other financing activities	80	19	99

Net cash provided by (used for) financing activities	(1,981)	19,466	17,485

Net increase in cash and equivalents	—	14,072	14,072
Cash and equivalents at beginning of period	—	27,584	27,584

Cash and equivalents at end of period	$—	$41,656	$41,656

Statement of cash flows for the twelve weeks ended June 21, 2003:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$10,772	$3,829	$14,601
Net cash used for investing activities	(79)	(6,802)	(6,881)
Financing activities
Repayments of short-term borrowings	—	(1,700)	(1,700)
Proceeds of long-term borrowings	—	5,000	5,000
Repayments of long-term debt and capital leases	(9,674)	(2,659)	(12,333)
Cash dividends paid	(1,034)	—	(1,034)
Other financing activities	15	(34)	(19)

Net cash provided by (used for) financing activities	(10,693)	607	(10,086)

Net decrease in cash and equivalents	—	(2,366)	(2,366)
Cash and equivalents at beginning of period	—	28,313	28,313

Cash and equivalents at end of period	$—	$25,947	$25,947

Note E – Employee Benefit Plans

The components of net periodic benefit cost were as follows:

	Pension		Post-retirement
	June 19,	June 21,	June 19,	June 21,
	2004	2003	2005	2004
Service cost	$223	$200	$120	$129
Interest cost	1,039	1,017	63	71
Expected return on plan assets	(763)	(652)	—	—
Recognized actuarial loss	365	395	9	9
Amortization of prior service cost	85	85	(5)	2

Benefit cost	$949	$1,045	$187	$211

Note F – Recent Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed. The Act allows a possible subsidy to retirement health plan sponsors to help offset the costs of participant prescription drug benefits. In 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Act”, which is effective for interim or annual periods beginning after June 15, 2004. Accordingly, the Company’s accumulated post-retirement benefit obligation does not reflect the effects of this Act. The Company believes that any future effect of the Act on its consolidated financial statements will not be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

At June 19, 2004, Marsh Supermarkets, Inc. (the “Company” or “Marsh”) operated through wholly-owned subsidiaries 113 supermarkets and 164 Village Pantry convenience stores in central Indiana and western Ohio. Marsh also owns Crystal Food Services, which provides upscale and mid-level catering, vending, concession, coffee roasting and distribution, and business cafeteria management services; and McNamara, which operates six upscale retail floral shops under the name McNamara and one business florist under the name Enflora.

Business Overview

Revenues from supermarket operations represented 77.8% of total revenues for the twelve weeks ended June 19, 2004, while convenience stores and foodservices contributed 17.5% and 3.8% of revenues, respectively. Sales are generally for cash. Data from various non-affiliated sources reported Marsh supermarkets market share at #1 or #2 in its marketing area as of February 2004.

Market Trends

The Company’s efforts to increase revenues have been affected primarily by competitive store openings and remodels and the challenging local economy. The rate of competitive store openings has slowed during the current year; at June 19, 2004, there were 8 major competitors’ stores opened or remodeled within the last 12 months, compared to 15 at June 21, 2003. Although the Company believes that the number of competitors’ new store openings has peaked, is expected that new stores will continue to be opened in the market. Employment in the five largest cities in the Company’s market area increased 0.7%, or about 8,000 jobs, from May 2002 to May 2004.

The Company’s ability to increase gross profit rates continues to be a challenge due to competitors’ pricing and promotional activity. Also, during the past few months there have been significant commodity price increases, particularly in beef, pork, poultry and dairy, creating additional pressures on gross profit rates.

Management Focus

Given the continued pressures on revenues and gross profit rates, the Company’s management continues its focus on merchandising plans, expense reduction, asset management and cash flow.

The Company’s merchandising plan is currently focused on pricing strategies and the enhancement of its price image, increasing sales of its private label products and the effective store execution of merchandising programs.

The Company continues to seek expense reduction initiatives, which were initiated in fiscal year 2003. Those initiatives included, among others, seeking greater efficiencies in store labor scheduling, changes to employee medical benefits plans, lowering interest expense by replacing fixed rate debt with lower variable rate debt, and improvements in warehousing and delivery logistics. The initiatives completed to date have partially offset increases in non-controllable and other selling, general and administrative expenses.

Results of Operations

Results of operations for interim periods do not necessarily reflect the results of operations that may be expected for the fiscal year.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

	First Quarter
	Percent of Revenues
			Percent
	2005	2004	Change
Total revenues	100.0%	100.0%	5.8%
Gross profit	29.7%	30.1%	4.2%
Selling, general and administrative	26.5%	27.0%	3.8%
Depreciation	1.4%	1.5%	0.4%
Operating income	1.7%	1.6%	14.1%
Interest	1.1%	1.2%	(6.3%)
Other non-operating income	—	0.2%	n/m
Income taxes	0.3%	0.2%	17.3%
Income from continuing operations	0.4%	0.3%	28.6%

     n/m = not meaningful

Total Revenues

Consolidated total revenues were $399.9 million for the first quarter of 2005, compared to $378.0 million for the first quarter of 2004. Gasoline sales were $38.0 million for the first quarter of 2005 compared to $26.1 million for the first quarter of 2004, and consolidated total revenues excluding gasoline sales were $361.9 million and $351.9 million, respectively, for the first quarter of 2005 and 2004. The Company excludes gasoline sales from its analysis of revenues and comparable store sales and believes it is useful information for others because gasoline prices fluctuate widely and frequently. Sales in comparable supermarkets and convenience stores increased 3.2% in 2005 from 2004, but sales in comparable supermarkets and convenience stores excluding gasoline sales declined 0.4%. A store is included in comparable store sales beginning in the four-week period after the store has been in operation a full year, including replacement stores and format conversions. Competitors’ new store openings and continued high levels of competitive promotional activity continue to adversely affect comparable store sales.

Gross Profit

Gross profit is calculated net of promotional expenses and warehousing and transportation costs, but excludes depreciation. Gross profit as a percentage of revenues may not be comparable to other supermarket retailers because the Company does not include purchasing costs and advertising costs in the calculation. Consolidated gross profit was 29.7% of revenues for the first quarter of 2005 compared to 30.1% for the same quarter of 2004. The decline is solely attributable to an increase in gasoline sales at a margin rate significantly lower than the margin rates achieved in the Company’s other lines of business.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses include store expenses, administrative and corporate expenses, advertising and purchasing personnel costs. Consolidated SG&A expenses increased $3.9 million to $106.0 million from the year earlier quarter. The increase resulted from four supermarkets opened subsequent to the end of the year earlier quarter and higher advertising outlays. Consolidated SG&A expenses were 26.5% of revenues for the first quarter of 2005 compared to 27.0% for the first quarter of 2004. Total wage expense in supermarkets and convenience stores increased 0.4% as a result of the aforementioned store openings. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, decreased 3.0% due to a reduction in hours worked. The continued refinement of labor scheduling utilizing store specific labor profiles primarily accounted for the reduction in hours worked.

Depreciation Expense

Depreciation expense was $5.8 million for the first quarter of both 2005 and 2004. Depreciation expense as a percentage of revenues was 1.4% in 2005 and 1.5% in 2004.

Other Non-operating Income

During the quarter ended June 21, 2003, the Company purchased $9.5 million of its 8 7/8% senior subordinated notes in various transactions at less than face value. The transactions resulted in a gain, net of pro rata issuance costs, of $0.6 million.

Interest Expense

Interest expense was $4.3 million for the first quarter of 2005 compared to $4.6 million for the first quarter of 2004, with the decline attributable to a lower total debt level. Interest expense as a percentage of revenues was 1.1% for the first quarter of 2005 compared to 1.2% for the first quarter of 2004.

Income Taxes

The effective income tax rate was 38.3% for the first quarter of 2005 compared to 40.5% for the prior year quarter. The decline in the effective rate for the first quarter of 2005 is attributable to the increase in pre-tax income.

Pension and Post-retirement Benefits

Deferred pension and post-retirement benefit obligations increased $1.0 million to $43.8 million at June 19, 2004, from March 27, 2004. The increase is primarily attributable to the recognition of periodic expense for deferred pension plans.

Capital Expenditures

The Company’s capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financing, including capital and operating leases.

During the first quarter of 2005, one Marsh supermarket was converted to the LoBill format and construction began on both a new Marsh supermarket and a new concept 21,000 square foot Arthur’s Fresh Market. Additionally in 2005, the Company plans to construct a Marsh “lifestyle” supermarket and one new LoBill Foods, remodel four supermarkets and construct one additional Arthur’s Fresh Market. The cost of these projects and other capital commitments is estimated to be $60 million. Of this amount, the Company plans to fund approximately $27 million through sale/leasebacks or build to suit arrangements, $13 million through equipment leasing and believes it can finance the balance with internally generated funds.

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

Liquidity and Capital Resources

Net cash provided by operating activities in the first quarter of 2005 was $10.1 million, compared to $14.6 million in the first quarter of 2004. Net cash provided by operating activities in the first quarter of 2005 was less than in the first quarter of 2004 due to a decline in inventory in the first quarter of 2004 and a decline in accounts payable in 2005, partially offset by declines in accounts and notes receivable and prepaid expenses in 2005. Working capital at June 19, 2004 increased $12.7 million to $70.6 million from March 27, 2004 due primarily to a $14.1 million increase in cash and equivalents.

The Company has a revolving credit facility that permits total borrowings of up to $82.5 million. Amounts borrowed are for terms selected by the Company at the time of borrowing. Interest rates are based on LIBOR or floating prime rate, and principal and interest are payable at maturity. Commitment fees of 0.5% are paid on unused amounts and the facility matures in February 2006. The Company had borrowings of $45.0 million under the facility at June 19, 2004. The credit facility is secured by land and buildings having a net carrying cost of $68.4 million at June 19, 2004 and the facility contains certain debt covenants, including limits on future indebtedness, and limitations on the ratio of long-term debt to EBITDA and on fixed charge coverage, cash dividends, repurchases of common stock and disposition of assets. Under the most restrictive debt covenant, the Company would have had additional permitted borrowing of $37.5 million as of June 19, 2004.

During the quarter ended June 21, 2003 the Company purchased and retired $9.5 million of its 8 7/8% senior subordinated notes at less than face value. The purchase resulted in a gain of $0.6 million.

Critical Accounting Policies and Estimates

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

The Company is self-insured for most healthcare claims, workers compensation claims, and general liability losses. Reported claims and related loss reserves are estimated by third party administrators. Claims incurred but not reported are recorded based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances.

Pension and other retirement benefits are administered by the Retirement Committee of Marsh Supermarkets, Inc. and Subsidiaries. An independent financial consulting firm is engaged to advise the retirement committee and independent actuaries are consulted to assist in the determination of appropriate assumptions and are engaged to calculate estimated future obligations.

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

The Company receives allowances and credits from many of the vendors whose products the Company purchases for resale. Allowances that are related to a specific purchase quantity are recorded as a component of item cost inventory and recognized in merchandise costs when the item is sold. Other allowances include consideration received for new item introduction, item shelf placement and temporary retail price reduction. Due to system constraints and the nature of certain of these allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a systematic and rational methodology, which results in the recognition of these incentives when the initial purchase of the related merchandise is sold.

Notes and accounts receivable are reviewed for collectibility on a regular and periodic basis. Valuation allowances are adjusted for small recurring type transactions based on past experience, while large notes and amounts receivable are reviewed and adjusted on a specific transaction basis.

Cautionary Note Regarding Forward-Looking Statements

This report includes certain forward-looking statements (statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties, many of which are beyond the Company’s control. The forward-looking statements and the Company’s future results, liquidity and capital resources are subject to risks and uncertainties including, but not limited to, the following: the entry of new competitive stores and their impact on the Company; the Company’s ability to improve comparable store sales; the level of discounting and promotional spending by competitors; the stability and timing of distribution incentives from suppliers; the level of margins achievable in the Company’s operating divisions; softness in the local and national economies and the general retail food industry; the success of the Company’s new and remodeled stores, including image and rebranding programs; potential interest rate increases on variable rate debt, as well as terms, costs and the availability of capital; the Company’s ability to control employee medical costs; uncertainties regarding future real estate gains due to limited real estate holdings available for sale; the ability of the Company to predict and respond to changes in customer preferences and lifestyles; the ability of the Company to respond to commodity price fluctuations; uncertainties regarding gasoline prices and margins; the Company’s ability to control costs including labor, rent, credit card, and workers compensation and general liability expense; the Company’s ability to implement cost improvement initiatives; uncertainties related to state and federal taxation and tobacco and environmental legislation; the Company’s ability to collect outstanding notes and accounts receivable; uncertainties associated with pension and other retirement obligations; the successful economic implementation of new technology; the impact of any acquisitions and dispositions; the timely and on budget completion of store construction, expansion, conversion and remodeling; and other known and unknown risks and uncertainties. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company, as a policy, does not engage in significant speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at June 19, 2004, a one percent change in interest rates would not have had a material impact on the Company.

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

Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 19, 2004, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer’s Purchases of Equity Securities

In July 1994, the Board of Directors announced a plan for the repurchase of its Class A Common Stock and/or Class B Common Stock. The amount originally authorized has been subsequently amended, most recently to $18.0 million. Share repurchases during the quarter ended June 19, 2004, were as follows:

		Class A shares		Class B shares
			Average		Average
Begin	End	Number	price	Number	price
03/28/04	04/27/04	1,700	14.48	300	13.30
04/28/04	05/27/04	51,300	14.76	—	—
05/28/04	06/19/04	599	13.78	—	—

Total		53,599	14.74	300	13.30

All of the share purchases during the quarter ended June 19, 2004 were made under the plan. At June 19, 2004, the maximum amount that may yet be purchased under the plan was $1.0 million. The plan does not have a specified termination date.

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

Current Reports on Form 8-K furnished to the SEC on June 10, 2004 — Item 12 “Results of Operations and Financial Condition” from the Company’s Annual Report to Shareholders for the fiscal year ended March 27, 2004.

Notwithstanding the foregoing, information furnished under Item 12 of the Current Report on Form 8-K, including the related exhibits, is not incorporated by reference into this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH SUPERMARKETS, INC.
August 2, 2004	By:	/s/ Douglas W. Dougherty
Douglas W. Dougherty
Senior Vice President, Chief Financial Officer and Treasurer

August 2, 2004	By:	/s/ Mark A. Varner
Mark A. Varner
Chief Accounting Officer Vice President – Corporate Controller