Form 10-Q
period 2004-10-09
MARSH SUPERMARKETS INC
filed 2004-11-22
CIK 62737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 9, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

     Number of shares outstanding of each class of the registrant’s common stock as of October 29, 2004:

Class A Common Stock	-	3,741,990	shares
Class B Common Stock	-	4,155,567	shares

		7,897,557	shares

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MARSH SUPERMARKETS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 9,	March 27,	October 11,
	2004	2004	2003
	(Unaudited)	(Note A)	(Unaudited)
Assets
Current assets:
Cash and equivalents	$37,188	$27,584	$27,368
Accounts receivable, net	19,944	23,864	26,094
Inventories	130,059	126,840	118,396
Prepaid expenses	5,232	6,495	4,711
Recoverable income taxes	4,647	5,400	2,319

Total current assets	197,070	190,183	178,888
Property and equipment, less allowances for depreciation	303,528	297,028	307,533
Other assets	52,526	55,194	50,921

Total Assets	$553,124	$542,405	$537,342

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	74,981	80,614	69,519
Accrued liabilities	53,826	48,170	51,611
Current maturities of long-term liabilities	5,255	3,427	3,250

Total current liabilities	134,062	132,211	124,380
Long-term liabilities:
Long-term debt	179,597	174,161	183,335
Capital lease obligations	27,767	28,188	28,482
Pension and post-retirement benefits	45,176	42,725	43,723

Total long-term liabilities	252,540	245,074	255,540
Deferred items:
Income taxes	18,558	18,309	12,673
Gains from sale/leasebacks	14,975	15,238	14,975
Other	4,403	3,297	2,030

Total deferred items	37,936	36,844	29,678
Shareholders’ Equity:
Common stock, Classes A and B	26,615	26,570	26,455
Retained earnings	131,683	130,813	131,788
Cost of common stock in treasury	(15,656)	(15,011)	(15,014)
Deferred cost - restricted stock	(170)	(211)	(25)
Notes receivable - stock purchases	(11)	(11)	(76)
Accumulated other comprehensive loss	(13,875)	(13,874)	(15,384)

Total shareholders’ equity	128,586	128,276	127,744

Total Liabilities and Shareholders’ Equity	$553,124	$542,405	$537,342

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	16 Weeks Ended		28 Weeks Ended
	October 9,	October 11,	October 9,	October 11,
	2004	2003	2004	2003
Sales and other revenues	$524,074	$508,955	$923,470	$886,965
Gains from sales of property	818	1,814	1,274	1,814

Total revenues	524,892	510,769	924,744	888,779
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	370,200	358,385	651,323	622,464

Gross profit	154,692	152,384	273,421	266,315
Selling, general and administrative	139,996	138,053	246,035	240,172
Depreciation	7,787	7,660	13,572	13,422

Operating income	6,909	6,671	13,814	12,721
Interest	5,704	5,925	9,987	10,495
Other non-operating income	(838)	(327)	(838)	(961)

Income before income taxes	2,043	1,073	4,665	3,187
Income taxes	739	390	1,743	1,246

Net income	$1,304	$683	$2,922	$1,941

Earnings per common share:
Basic	$.17	$.09	$.37	$.24
Diluted	.16	.09	.36	.24

Dividends declared per share	.13	.13	.26	.26

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	28 Weeks Ended
	October 9,	October 11,
	2004	2003
Operating activities
Net income	$2,922	$1,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,572	13,422
Amortization of other assets	760	817
Changes in operating assets and liabilities	4,514	11,539
Other operating activities	(844)	633

Net cash provided by operating activities	20,924	28,352
Investing activities
Net acquisition of property, equipment and land	(29,331)	(8,462)
Other investing activities	861	(1,756)

Net cash used for investing activities	(28,470)	(10,218)
Financing activities
Repayments of short-term borrowings	—	(1,700)
Proceeds of long-term borrowings	55,000	20,000
Proceeds of sale/leasebacks	11,372	298
Repayments of long-term debt and capital leases	(48,157)	(35,542)
Cash dividends paid	(2,058)	(2,065)
Purchases of shares for treasury	(821)	(129)
Other financing activities	1,814	59

Net cash provided by (used for) financing activities	17,150	(19,079)

Net increase (decrease) in cash and equivalents	9,604	(945)
Cash and equivalents at beginning of period	27,584	28,313

Cash and equivalents at end of period	$37,188	$27,368

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share amounts or as otherwise noted)

October 9, 2004

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

The condensed consolidated financial statements for the sixteen and twenty-eight week periods ended October 9, 2004 and October 11, 2003, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented.

Operating results for the sixteen and twenty-eight week periods ended October 9, 2004, are not necessarily indicative of the results that may be expected for the full fiscal year ending April 2, 2005.

Note B – Earnings Per Share

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share:

	16 Weeks Ended		28 Weeks Ended
	October 9,	October 11,	October 9,	October 11,
	2004	2003	2004	2003
Net income	$1,304	$683	$2,922	$1,941

Weighted average shares outstanding	7,913	7,950	7,918	7,950
Non-vested restricted shares	(16)	(3)	(17)	(5)

Denominator for basic earnings per share	7,897	7,947	7,901	7,945
Effect of dilutive securities:
Non-vested restricted shares	16	3	17	5
Stock options	72	64	96	63

Denominator for diluted earnings per share - adjusted weighted average shares	7,985	8,014	8,014	8,013

Note C — Stock Option Plans

The Company’s stock option plans are accounted for under the intrinsic value method of APB Opinion 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123:

	16 Weeks Ended		28 Weeks Ended
	October 9,	October 11,	October 9,	October 11,
	2004	2003	2004	2003
Net income, as reported	$1,304	$683	$2,922	$1,941
Compensation expense recorded	14	9	23	19
Compensation expense using the fair value method, net of tax	(212)	(255)	(392)	(473)

Pro-forma net income	$1,106	$437	$2,553	$1,487

Earnings per share, as reported:
Basic	$.17	$.09	$.37	$.24
Diluted	.16	.09	.36	.24
Earnings per share, pro-forma:
Basic	.14	.06	.32	.19
Diluted	.14	.05	.32	.19

Note D – Long-Term Debt and Guarantor Subsidiaries

Other than three minor subsidiaries, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under its 8 7/8% senior subordinated notes. The Guarantors are wholly-owned subsidiaries of the Company.

Balance sheet as of October 9, 2004:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$37,188	$37,188
Accounts receivable	—	19,944	19,944
Inventories	—	130,059	130,059
Prepaid expenses	—	5,232	5,232
Recoverable income taxes	4,647	—	4,647

Total current assets	4,647	192,423	197,070
Property and equipment, less allowances for depreciation	32,304	271,224	303,528
Other assets	3,275	49,251	52,526

Total Assets	$40,226	$512,898	$553,124

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$74,981	$74,981
Accrued liabilities	9,053	44,713	53,826
Current maturities of long-term liabilities	1,668	3,587	5,255

Total current liabilities	10,721	123,341	134,062
Long-term liabilities:
Long-term debt	111,364	68,233	179,597
Capital lease obligations	—	27,767	27,767
Pension and post-retirement benefits	40,879	4,297	45,176

Total long-term liabilities	152,243	100,297	252,540
Deferred items:
Income taxes	18,558	—	18,558
Other	56	19,322	19,378

Total deferred items	18,614	19,322	37,936
Amounts due parent from subsidiaries	(145,842)	145,842	—
Shareholders’ Equity:
Common stock, Classes A and B	26,615	—	26,615
Retained earnings	7,587	124,096	131,683
Cost of common stock in treasury	(15,656)	—	(15,656)
Deferred cost - restricted stock	(170)	—	(170)
Notes receivable - stock purchase	(11)	—	(11)
Accumulated other comprehensive loss	(13,875)	—	(13,875)

Total shareholders’ equity	4,490	124,096	128,586

Total Liabilities and Shareholders’ equity	$40,226	$512,898	$553,124

Balance sheet as of March 27, 2004:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$27,584	$27,584
Accounts and notes receivable, net	—	23,864	23,864
Inventories	—	126,840	126,840
Prepaid expenses	—	6,495	6,495
Recoverable income taxes	5,400	—	5,400

Total current assets	5,400	184,783	190,183
Property and equipment, less allowances for depreciation	32,717	264,311	297,028
Other assets	3,247	51,947	55,194

Total Assets	$41,364	$501,041	$542,405

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$80,614	$80,614
Accrued liabilities	8,722	39,448	48,160
Current maturities of long-term liabilities	1,587	1,840	3,427

Total current liabilities	10,309	121,902	132,211
Long-term liabilities:
Long-term debt	112,173	61,988	174,161
Capital lease obligations	—	28,188	28,188
Pension and post-retirement benefits	38,541	4,184	42,725

Total long-term liabilities	150,714	94,360	245,074
Deferred items:
Income taxes	18,309	—	18,309
Other	55	18,480	18,535

Total deferred items	18,364	18,480	36,844
Amounts due parent from subsidiaries	(145,664)	145,664	—
Shareholders’ Equity:
Common stock, Classes A and B	26,570	—	26,570
Retained earnings	10,178	120,635	130,813
Cost of common stock in treasury	(15,011)	—	(15,011)
Deferred cost - restricted stock	(211)	—	(211)
Notes receivable - stock purchases	(11)	—	(11)
Accumulated other comprehensive loss	(13,874)	—	(13,874)

Total shareholders’ equity	7,641	120,635	128,276

Total Liabilities and Shareholders’ Equity	$41,364	$501,041	$542,405

Statement of income for the sixteen weeks ended October 9, 2004:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$1,529	$524,055	$(1,510)	$524,074
Gains (losses) from sales of property	(19)	837	—	818

Total revenues	1,510	524,892	(1,510)	524,892
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	370,200	—	370,200

Gross profit	1,510	154,692	(1,510)	154,692
Selling, general and administrative	904	140,602	(1,510)	139,996
Depreciation	432	7,355	—	7,787

Operating income	174	6,735	—	6,909
Interest	562	5,142	—	5,704
Other non-operating income	—	(838)	—	(838)

Income (loss) before income taxes	(388)	2,431	—	2,043
Income taxes (benefit)	(138)	877	—	739

Net income (loss)	$(250)	$1,554	$—	$1,304

Statement of income for the sixteen weeks ended October 11, 2003:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$1,513	$508,952	$(1,510)	$508,955
Gains from sales of property	—	1,814	—	1,814

Total revenues	1,513	510,766	(1,510)	510,769
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	358,385	—	358,385

Gross profit	1,513	152,381	(1,510)	152,384
Selling, general and administrative	807	138,756	(1,510)	138,053
Depreciation	550	7,110	—	7,660

Operating income	156	6,515	—	6,671
Interest	562	5,363	—	5,925
Other non-operating income	(327)	—	—	(327)

Income (loss) before income taxes	(79)	1,152	—	1,073
Income taxes (benefit)	(33)	423	—	390

Net income (loss)	$(46)	$729	$—	$683

Statement of income for the twenty-eight weeks ended October 9, 2004:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$2,662	$923,451	$(2,643)	$923,470
Gains from sales of property	—	1,274	—	1,274

Total revenues	2,662	924,725	(2,643)	924,744
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	651,323	—	651,323

Gross profit	2,662	273,402	(2,643)	273,421
Selling, general and administrative	1,433	247,245	(2,643)	246,035
Depreciation	752	12,820	—	13,572

Operating income	477	13,337	—	13,814
Interest	982	9,005	—	9,987
Other non-operating income	—	(838)	—	(838)

Income (loss) before income taxes	(505)	5,170	—	4,665
Income taxes (benefit)	(180)	1,923	—	1,743

Net income (loss)	$(325)	$3,247	$—	$2,922

Statement of income for the twenty-eight weeks ended October 11, 2003:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$2,648	$886,960	$(2,643)	$886,965
Gains from sales of property	—	1,814	—	1,814

Total revenues	2,648	888,774	(2,643)	888,779
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	622,464	—	622,464

Gross profit	2,648	266,310	(2,643)	266,315
Selling, general and administrative	1,463	241,352	(2,643)	240,172
Depreciation	961	12,461	—	13,422

Operating income	224	12,497	—	12,721
Interest	981	9,514	—	10,495
Other non-operating income	(961)	—	—	(961)

Income before income taxes	204	2,983	—	3,187
Income taxes	86	1,160	—	1,246

Net income	$118	$1,823	$—	$1,941

Statement of cash flows for the twenty-eight weeks ended October 9, 2004:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$3,923	$17,001	$20,924
Net cash used for investing activities	(320)	(28,150)	(28,470)
Financing activities
Proceeds of long-term borrowings	—	55,000	55,000
Proceeds of sale leaseback/capital lease obligation	—	11,372	11,372
Repayments of long-term debt and capital leases	(728)	(47,429)	(48,157)
Cash dividends paid	(2,058)	—	(2,058)
Other financing activities	(817)	1,810	993

Net cash provided by (used for) financing activities	(3,603)	20,753	17,150

Net increase in cash and equivalents	—	9,604	9,604
Cash and equivalents at beginning of period	—	27,584	27,584

Cash and equivalents at end of period	$—	$37,188	$37,188

Statement of cash flows for the twenty-eight weeks ended October 11, 2003:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$19,321	$9,031	$28,352
Net cash provided by (used for) investing activities	160	(10,378)	(10,218)
Financing activities
Repayments of short-term borrowings	—	(1,700)	(1,700)
Proceeds of long-term borrowings	—	20,000	20,000
Repayments of long-term debt and capital leases	(17,345)	(18,197)	(35,542)
Cash dividends paid	(2,065)	—	(2,065)
Other financing activities	(71)	299	228

Net cash provided by (used for) financing activities	(19,481)	402	(19,079)

Net decrease in cash and equivalents	—	(945)	(945)
Cash and equivalents at beginning of period	—	28,313	28,313

Cash and equivalents at end of period	$—	$27,368	$27,368

Note E – Employee Benefit Plans

The components of net periodic benefit cost for the sixteen week periods ended October 9, 2004, and October 11, 2003, were as follows:

	Pension		Post-retirement
	October 9,	October 11,	October 9,	October 11,
	2004	2003	2004	2003
Service cost	$297	$267	$161	$172
Interest cost	1,385	1,356	84	95
Expected return on plan assets	(1,017)	(870)	—	—
Recognized actuarial loss	486	527	11	12
Amortization of prior service cost	114	114	(6)	2

Benefit cost	$1,265	$1,394	$250	$281

The components of net periodic benefit cost for the twenty-eight week periods ended October 9, 2004, and October 11, 2003, were as follows:

	Pension		Post-retirement
	October 9,	October 11,	October 9,	October 11,
	2004	2003	2004	2003
Service cost	$520	$467	$282	$300
Interest cost	2,424	2,373	147	167
Expected return on plan assets	(1,780)	(1,522)	—	—
Recognized actuarial loss	851	923	20	21
Amortization of prior service cost	199	199	(11)	4

Benefit cost	$2,214	$2,440	$438	$492

Note F – Recent Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed. The Act allows a possible subsidy to retirement health plan sponsors to help offset the costs of participant prescription drug benefits. In 2004, the FASB issued Staff Position No. 106-2 (FSP No. 106-2), “Accounting and Disclosure Requirements Related to the Act”, which is effective for interim or annual periods beginning after June 15, 2004. The effect of the Act on the Company’s consolidated financial statements was not material.

Note G – Contingencies

A complaint was filed against the Company on August 26, 2004 in the United States District Court for the Southern District of Indiana, Indianapolis Division, entitled C. Alan Marsh v. Marsh Supermarkets, Inc., Cause No. 1:04-CV-1407-SEB-VSS. The case involves claims for breach of contract and civil conversion and seeks damages and treble damages. The Company disputes the plaintiff’s claims and intends to defend this matter vigorously. The Company is unable to estimate the amount or range of potential loss, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

At October 9, 2004, Marsh Supermarkets, Inc. (the “Company” or “Marsh”) operated 116 supermarkets and 163 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh also owns and operates a food services division, which specializes in upscale catering, office coffee, coffee roasting, business cafeteria management, vending and concessions, and a floral division, which operates eight upscale retail floral shops under the McNamara banner and a business florist under the name Enflora.

Business Overview

Revenues from supermarket operations represented 77.7% of total revenues for the twenty-eight weeks ended October 9, 2004, while convenience stores and foodservices contributed 17.6% and 3.7% of revenues, respectively. Sales are generally for cash. Data from various non-affiliated sources reported Marsh supermarkets market share at #1 or #2 in its marketing area as of February 2004.

Market Trends

The Company’s efforts to increase revenues have been affected primarily by competitive store openings and store remodels and the challenging local economy. At October 9, 2004, there were 14 major competitors’ stores opened or remodeled within the last 12 months, compared to 8 at October 11, 2003. Although the Company believes that the number of competitors’ new store openings has peaked, it is expected that new stores will continue to be opened in the market. The Company believes employment in the five largest cities in the Company’s market area decreased 0.9%, or about 10,000 jobs, from September 2002 to September 2004.

The Company’s ability to increase gross profit rates continues to be a challenge due to competitors’ pricing and promotional activity. Also, during the past few months there have been significant commodity price increases, particularly in beef, pork and gasoline, creating additional pressures on gross profit rates.

Management Focus

Given the continued pressures on revenues and gross profit rates, the Company’s management continues its focus on merchandising plans, expense reduction, asset management and cash flow.

The Company’s merchandising plan is currently focused on pricing strategies and the enhancement of its price image, increasing sales of its private label products and the effective execution of merchandising programs by store personnel.

The Company continues to pursue the expense reduction initiatives that were initiated in fiscal year 2003. Those initiatives included, among others, changes to employee medical benefits plans, seeking greater efficiencies in store labor scheduling, lowering interest expense by replacing fixed rate debt with lower variable rate debt, pursuing lower costs of goods, supplies and services, in-house handling versus outsourcing of certain support services, and improvements in warehousing and delivery logistics. The initiatives completed to date have partially offset increases in non-controllable and other selling, general and administrative expenses.

Results of Operations

Results of operations for interim periods do not necessarily reflect the results that may be expected for the fiscal year. The Company is a party to litigation from time to time. Unexpected adverse outcomes could materially affect the Company’s results of operations. See Note G of Notes to condensed consolidated financial statements.

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

	Second Quarter			Year - to - Date
	Percent of Revenues		Percent	Percent of Revenues		Percent
	2005	2004	Change	2005	2004	Change
Total revenues	100.0%	100.0%	2.8%	100.0%	100.0%	4.0%
Gross profit	29.5%	29.8%	1.5%	29.6%	30.0%	2.7%
Selling, general and administrative	26.7%	27.0%	1.4%	26.6%	27.0%	2.4%
Depreciation	1.5%	1.5%	1.7%	1.5%	1.5%	1.1%
Operating income	1.3%	1.3%	3.6%	1.5%	1.4%	8.6%
Interest	1.1%	1.2%	(3.7%)	1.1%	1.2%	(4.8%)
Other non-operating income	(0.2%)	(0.1%)	156.3%	(0.1%)	(0.1%)	(12.8%)
Income taxes	0.1%	0.1%	89.5%	0.2%	0.1%	39.9%
Income from continuing operations	0.2%	0.1%	90.9%	0.3%	0.2%	50.5%

Total Revenues

Consolidated total revenues were $524.9 million for the second quarter of 2005, compared to $510.8 million for the second quarter of 2004. Gasoline sales were $49.1 million for the second quarter of 2005, compared to $38.4 million for the second quarter of 2004, and consolidated total revenues excluding gasoline sales were $475.8 million and $472.4 million for the second quarter of 2005 and 2004, respectively. The Company excludes gasoline sales from its analysis of revenues and believes it is useful information for others because gasoline prices fluctuate widely and frequently. Sales in comparable supermarkets and convenience stores increased 0.4% in the second quarter of 2005 from the second quarter of 2004, but sales in comparable supermarkets and convenience stores excluding gasoline sales declined 2.0%. A store is included in comparable store sales beginning in the four-week period after the store has been open a full year and includes replacement stores and format conversions. Comparable store sales continue to be adversely affected by competitors’ new store openings, high levels of competitive promotional activity and a weak local economy.

Consolidated total revenues were $924.7 million for the twenty-eight weeks of 2005, compared to $888.8 million for the same period of 2004. Gasoline sales were $87.1 million for the twenty-eight weeks of 2005, compared to $64.6 million for the comparable period of 2004, and consolidated total revenues excluding gasoline sales were $837.6 million and $824.2 million for the twenty-eight weeks of 2005 and 2004, respectively. Sales in comparable supermarkets and convenience stores increased 1.5% for the twenty-eight weeks of 2005 from the same period of 2004, but sales in comparable supermarkets and convenience stores excluding gasoline sales declined 1.3%.

Gross Profit

Gross profit is calculated net of promotional expenses, and warehousing and transportation, excluding depreciation. Gross profit as a percentage of revenues may not be comparable to other supermarket retailers because the Company does not include purchasing costs and advertising costs in gross profit. Consolidated gross profit was 29.5% of revenues for the second quarter of 2005 compared to 29.8% for the same quarter of 2004. The decline is attributable to the increase in gasoline sales at a profit rate significantly lower than the profit rates achieved in the Company’s other product categories.

Consolidated gross profit as a percentage of revenues was 29.6% for the twenty-eight weeks ended October 9, 2004, compared to 30.0% for the same weeks of 2004. Increased gasoline sales at a low margin rate compared to the merchandise gross profit rate accounted for the decline as a percentage of revenues.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses include store expenses, administrative and corporate expenses, advertising and purchasing personnel costs. Consolidated SG&A expenses increased $1.9 million for the second quarter of 2005 compared to the year earlier quarter due to new stores. As a percentage of revenues, SG&A expenses were 26.7% in the second quarter of 2005 compared to 27.0% in the same quarter of 2004 with the decrease primarily attributable to higher gasoline sales. Decreases in medical benefits costs and administrative and corporate expenses partially offset increased store expense. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, decreased 2.4% due to a reduction in hours worked. The continued refinement of store specific labor profiles primarily accounted for the reduction of hours worked.

Consolidated SG&A expenses increased $5.9 million for the twenty-eight weeks in 2005 from the comparable twenty-eight weeks in 2004. The increase in SG&A expenses resulted primarily from new stores. As a percentage of revenues, consolidated SG&A expenses decreased to 26.6% for 2005 from 27.0% in 2004 due to higher gasoline sales. In stores open both periods, wage expense decreased 2.7% from the comparable twenty-eight weeks of the prior year for the reasons cited above.

Depreciation

Depreciation for the second quarter of 2005 was $7.8 million, compared to $7.7 million for the second quarter of 2004. As a percentage of revenues, depreciation was 1.5% for the second quarter of both 2005 and 2004.

For the twenty-eight weeks in 2005, depreciation was $13.6 million, compared to $13.4 million for the twenty-eight weeks in 2004. As a percentage of revenues, depreciation expense was 1.5% for both 2005 and 2004.

Interest

Interest for the second quarter of 2005 was $5.7 million, compared to $5.9 million for the second quarter of 2004 due primarily to Company repurchases of its 8 7/8% senior subordinated notes prior to the end of the year earlier quarter. Interest as a percentage of revenues was 1.1% in 2005 compared to 1.2% in 2004.

For the twenty-eight weeks of 2005, interest was $10.0 million, compared to $10.5 million in 2004 due primarily to Company repurchases of its 8 7/8% senior subordinated notes during 2004. As a percentage of revenues, interest was 1.1% for the twenty-eight weeks in 2005, compared to 1.2% for the comparable period in 2004.

Other Non-operating Income

During the second quarter of 2005, the Company sold its minority interest in a real estate partnership resulting in a gain of $0.8 million.

During the second quarter and twenty-eight weeks of 2004, the Company purchased and retired $7.25 million and $16.75 million, respectively, of its 8 7/8% senior subordinated notes at less than face value. The purchases resulted in gains of $0.3 million and $0.9 million, respectively, for the second quarter and twenty-eight weeks ended October 11, 2003.

Deferred Pension and Post-retirement Benefits

Deferred pension and post-retirement benefit obligations increased to $45.2 million at October 9, 2004, from $42.7 million at March 27, 2004. The increase is primarily attributable to the recognition of current year period expense for the plans.

Capital Expenditures

The Company’s capital requirements have traditionally been financed through internally generated funds, long-term borrowings and lease financing, including capital and operating leases.

During the first half of 2005, one Marsh supermarket was remodeled, one new LoBill Foods was opened, one Marsh supermarket and one O’Malia store were converted to the LoBill format and a new concept 21,000 square foot Arthur’s Fresh Market was opened. Also, construction began on two new Marsh supermarkets and a second Arthur’s market that will open during the second half of the year. Additionally in 2005, the Company plans to remodel a Marsh supermarket. The cost of these projects and other capital commitments is estimated to be $60 million. Of this amount, the Company plans to fund $27 million through sale/leasebacks or build-to-suit arrangements, $13 million through equipment leasing and the remainder from internally generated funds. Cash capital expenditures totaled $29.3 million for the twenty-eight weeks ended October 9, 2004.

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

Liquidity and Capital Resources

Net cash provided by operating activities in the first half of 2005 was $20.9 million, compared to $28.4 million in the first half of 2004. The decrease in net cash provided by operating activities was due primarily to a $13.0 million decrease in inventory in 2004 that was not repeated in 2005. Working capital increased $5.0 million from March 27, 2004, due primarily to additional amounts borrowed under the Company’s revolving credit facility.

The Company has a revolving credit facility that permits total borrowings of up to $82.5 million. Amounts borrowed are for terms selected by the Company at the time of borrowing. Interest rates are based on LIBOR or floating prime rate, and principal and interest are payable at maturity. Commitment fees of 0.5% are paid on unused amounts and the facility matures in February 2006. The Company had borrowings of $45.0 million under the facility at October 9, 2004. The credit facility is secured by land and buildings having a net carrying cost of $67.7 million at October 9, 2004, and the facility contains certain debt covenants, including limits on future indebtedness, cash dividends, repurchases of common stock and disposition of assets. Under the most restrictive debt covenant, the Company would have had additional permitted borrowing of $34.0 million as of October 9, 2004.

During the quarter ended October 11, 2003, the Company chose not to renew a bank commitment that had previously provided $3.0 million in additional available borrowings.

During the second quarter and twenty-eight weeks of 2004, the Company purchased and retired $7.25 million and $16.75 million, respectively, of its 8 7/8% senior subordinated notes at less than face value. The purchases resulted in gains of $0.3 million and $0.9 million, respectively, for the second quarter and twenty-eight weeks ended October 11, 2003.

On November 11, 2004, Standard & Poor’s (S&P) Ratings Services placed its ratings on the Company on CreditWatch with negative implications. S&P stated it will resolve the CreditWatch listing after further discussions with management regarding the Company’s financial plans. S&P also indicated that the Company’s B+ corporate credit rating might be lowered by one notch.

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

The Company is self-insured for most healthcare, workers compensation and general liability claims. Reported claims and related loss reserves are estimated by third party administrators. Claims incurred but not reported are recorded based on historical experience and industry trends, which are continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances.

Pension and other retirement plans are administered by the Retirement Committee of the Employees’ Pension Plan of Marsh Supermarkets, Inc. and Subsidiaries. An independent financial consulting firm is engaged to advise the Retirement Committee regarding investment manager performance and independent actuaries are consulted to determine appropriate assumptions and are engaged to calculate estimated future obligations under the various plans.

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

The Company receives allowances and credits from many of the vendors whose products the Company purchases for resale. Allowances related to a specific purchase quantity are recorded as a component of item cost inventory and recognized in merchandise costs when the item is sold. Other allowances include consideration received for new item introduction, item shelf placement and temporary retail price reduction. Due to system constraints and the nature of certain of these allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a systematic and rational methodology, which results in the recognition of these incentives when the initial purchase of the related merchandise is sold.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company, as a policy, does not engage in significant speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at October 9, 2004, a one percent change in interest rates would not have had a material impact on the Company.

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

Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended October 9, 2004, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

             Not Applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer’s Purchases of Equity Securities

     In July 1994, the Board of Directors announced a plan for the repurchase of its Class A Common Stock and/or Class B Common Stock. The amount originally authorized has been subsequently amended, most recently to $18.0 million. Share repurchases during the sixteen weeks ended October 9, 2004, were as follows:

		Class A shares		Class B shares
			Average		Average
Begin	End	Number	price	Number	price
06/20/04	07/19/04	200	13.75	—	—
07/20/04	08/19/04	—	—	599	11.90
08/20/04	09/19/04	600	11.75	500	11.45
09/20/04	10/09/04	300	11.47	100	11.59

Total		1,100	12.04	1,199	11.69

     All of the share purchases during the sixteen weeks ended October 9, 2004, were made under the plan. At October 9, 2004, the maximum amount that may yet be purchased under the plan was $1.0 million. The plan does not have a specified termination date.

Item 3. Defaults upon Senior Securities

            Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     On August 3, 2004, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons to serve as directors until the Annual Meeting of Shareholders in 2007 and until such time as their respective successors are duly elected and qualified with the number of votes cast for or withheld as set forth opposite their names:

	Votes
		Withheld
Nominee	For	Authority
John J. Heidt	3,471,355	12,733
Catherine A. Langham	3,471,303	12,785
K. Clay Smith	3,471,668	12,420

Item 5. Other Information

             Not Applicable.

Item 6. Exhibits

     (a) The following exhibits are included herein:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Don E. Marsh.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Douglas W. Dougherty.

32.1	Section 1350 Certification of Don E. Marsh.

32.2	Section 1350 Certification of Douglas W. Dougherty.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH SUPERMARKETS, INC.

November 22, 2004	By:	/s/ Douglas W. Dougherty
Douglas W. Dougherty
Senior Vice President, Chief Financial Officer and Treasurer

November 22, 2004	By:	/s/ Mark A. Varner
Mark A. Varner
Chief Accounting Officer Vice President – Corporate Controller