Form 10-Q
period 2005-01-01
MARSH SUPERMARKETS INC
filed 2005-02-15
CIK 62737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Number of shares outstanding of each class of the registrant’s common stock as of February 3, 2005:

Class A Common Stock Class B Common Stock	- -	3,731,990 4,154,880	shares shares

		7,886,870	shares

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 1,	March 27,	January 3,
	2005	2004	2004
	(Unaudited)	(Note A)	(Unaudited)
Assets
Current assets:
Cash and equivalents	$47,302	$27,584	$36,609
Accounts receivable	24,505	23,864	26,073
Inventories	133,731	126,840	128,064
Prepaid expenses	6,367	6,495	6,420
Recoverable income taxes	1,364	5,400	2,764

Total current assets	213,269	190,183	199,930
Property and equipment, less allowances for depreciation	304,272	297,028	299,150
Other assets	62,807	55,194	51,893

Total Assets	$580,348	$542,405	$550,973

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$83,460	$80,614	$78,633
Accrued liabilities	52,487	48,170	51,936
Current maturities of long-term liabilities	5,361	3,427	3,364

Total current liabilities	141,308	132,211	133,933

Long-term liabilities:
Long-term debt	198,941	174,161	181,755
Capital lease obligations	27,494	28,188	28,442
Pension and post-retirement benefits	46,356	42,725	45,748

Total long-term liabilities	272,791	245,074	255,945

Deferred items:
Income taxes	15,830	18,309	15,501
Gains from sale/leasebacks	16,846	15,238	14,972
Other	3,359	3,297	1,620

Total deferred items	36,035	36,844	32,093

Shareholders’ Equity:
Common stock, Classes A and B	26,615	26,570	26,455
Retained earnings	133,328	130,813	133,081
Cost of common stock in treasury	(15,690)	(15,011)	(15,062)
Deferred cost restricted stock	(153)	(211)	(74)
Notes receivable – stock purchase	(11)	(11)	(14)
Accumulated other comprehensive loss	(13,875)	(13,874)	(15,384)

Total shareholders’ equity	130,214	128,276	129,002

Total Liabilities and Shareholders’ Equity	$580,348	$542,405	$550,973

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	12 Weeks Ended		40 Weeks Ended
	January 1,	January 3,	January 1,	January 3,
	2005	2004	2005	2004
Sales and other revenues	$401,752	$388,417	$1,325,222	$1,275,382
Gains from sales of property	1,890	354	3,164	2,168

Total revenues	403,642	388,771	1,328,386	1,277,550
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	284,035	270,889	935,358	893,353

Gross profit	119,607	117,882	393,028	384,197
Selling, general and administrative	105,099	103,874	351,134	344,046
Depreciation	5,815	5,781	19,387	19,203

Operating income	8,693	8,227	22,507	20,948
Interest	4,475	4,268	14,462	14,763
Other non-operating income	—	—	(838)	(961)

Income before income taxes	4,218	3,959	8,883	7,146
Income taxes	1,545	1,635	3,288	2,881

Net income	$2,673	$2,324	$5,595	$4,265

Earnings per common share:
Basic	$.34	$.29	$.71	$.54
Diluted	$.34	$.29	$.70	$.53

Dividends declared per share	$.13	$.13	$.39	$.39

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	40 Weeks Ended
	January 1,	January 3,
	2005	2004
Operating activities
Net income	$5,595	$4,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,387	19,203
Amortization of other assets	1,116	855
Changes in operating assets and liabilities	2,885	10,426
Other operating activities	(846)	2,084

Net cash provided by operating activities	28,137	36,833

Investing activities
Net acquisition of property, equipment and land	(47,254)	(7,070)
Other investing activities	(1,426)	(1,788)

Net cash used for investing activities	(48,680)	(8,858)

Financing activities
Payments of short-term borrowing	—	(1,700)
Proceeds from long-term borrowings	110,000	45,000
Payments of long-term debt and capital leases	(83,980)	(62,048)
Proceeds from sale/leasebacks	16,367	2,286
Purchase of shares for treasury	(859)	(177)
Cash dividends paid	(3,085)	(3,099)
Other financing activities	1,818	59

Net cash provided by (used for) financing activities	40,261	(19,679)

Net increase in cash and equivalents	19,718	8,296

Cash and equivalents at beginning of period	27,584	28,313

Cash and equivalents at end of period	$47,302	$36,609

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts or as otherwise noted)

January 1, 2005

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

The Company’s fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to “2005” and “2004” relate to the fiscal years ending April 2, 2005, and March 27, 2004, respectively.

The condensed consolidated financial statements for the twelve and forty week periods ended January 1, 2005, and January 3, 2004, respectively, were not audited by independent auditors. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented.

Operating results for the twelve and forty week periods ended January 1, 2005, are not necessarily indicative of the results that may be expected for the full fiscal year ending April 2, 2005.

Note B — Earnings Per Share

The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per common share:

	12 Weeks Ended		40 Weeks Ended
	January 1,	January 3,	January 1,	January 3,
	2005	2004	2005	2004
Net income	$2,673	$2,324	$5,595	$4,265

Weighted average shares outstanding	7,912	7,938	7,916	7,946
Non-vested restricted shares	(16)	(3)	(16)	(4)

Denominator for basic earnings per share	7,896	7,935	7,900	7,942
Effect of dilutive securities:
Non-vested restricted shares	16	3	16	4
Stock options	64	42	86	56

Denominator for diluted earnings per share - adjusted weighted average shares	7,976	7,980	8,002	8,002

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123:

	12 Weeks Ended		40 Weeks Ended
	January 1,	January 3,	January 1,	January 3,
	2005	2004	2005	2004
Net income, as reported	$2,673	$2,324	$5,595	$4,265
Compensation expense recorded	10	7	33	25
Compensation expense using the fair value method, net of tax	(105)	(191)	(497)	(655)

Pro-forma net income	$2,578	$2,140	$5,131	$3,635

Earnings per share, as reported:
Basic	$.34	$.29	$.71	$.54
Diluted	.34	.29	.70	.53

Earnings per share, pro-forma:
Basic	.33	.27	.65	.46
Diluted	.32	.27	.64	.46

Note D — Long-Term Debt and Guarantor Subsidiaries

Other than three minor subsidiaries, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under its 8 7/8% senior subordinated notes. The Guarantors are wholly-owned subsidiaries of the Company.

Balance sheet as of January 1, 2005:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$47,302	$47,302
Accounts receivable	—	24,505	24,505
Inventories	—	133,731	133,731
Prepaid expenses	—	6,367	6,367
Recoverable income taxes	1,364	—	1,364

Total current assets	1,364	211,905	213,269
Property and equipment, less allowances for depreciation	29,902	274,370	304,272
Other assets	3,197	59,610	62,807

Total Assets	$34,463	$545,885	$580,348

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$83,460	$83,460
Accrued liabilities	11,169	41,318	52,487
Current maturities of long-term liabilities	1,710	3,651	5,361

Total current liabilities	12,879	128,429	141,308

Long-term liabilities:
Long-term debt	110,940	88,001	198,941
Capital lease obligations	—	27,494	27,494
Pension and post-retirement benefits	42,023	4,333	46,356

Total long-term liabilities	152,963	119,828	272,791

Deferred items:
Income taxes	15,830	—	15,830
Other	2,196	18,009	20,205

Total deferred items	18,026	18,009	36,035

Amounts due parent from subsidiaries	(153,156)	153,156	—

Shareholders’ Equity:
Common stock, Classes A and B	26,615	—	26,615
Retained earnings	6,865	126,463	133,328
Cost of common stock in treasury	(15,690)	—	(15,690)
Deferred cost - restricted stock	(153)	—	(153)
Notes receivable - stock purchase	(11)	—	(11)
Accumulated other comprehensive loss	(13,875)	—	(13,875)

Total shareholders’ equity	3,751	126,463	130,214

Total Liabilities and Shareholders’ Equity	$34,463	$545,885	$580,348

Balance sheet as of March 27, 2004:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$27,584	$27,584
Accounts and notes receivable, net	—	23,864	23,864
Inventories	—	126,840	126,840
Prepaid expenses	—	6,495	6,495
Recoverable income taxes	5,400	—	5,400

Total current assets	5,400	184,783	190,183
Property and equipment, less allowances for depreciation	32,717	264,311	297,028
Other assets	3,247	51,947	55,194

Total Assets	$41,364	$501,041	$542,405

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$80,614	$80,614
Accrued liabilities	8,722	39,448	48,170
Current maturities of long-term liabilities	1,587	1,840	3,427

Total current liabilities	10,309	121,902	132,211

Long-term liabilities:
Long-term debt	112,173	61,988	174,161
Capital lease obligations	—	28,188	28,188
Pension and post-retirement benefits	38,541	4,184	42,725

Total long-term liabilities	150,714	94,360	245,074

Deferred items:
Income taxes	18,309	—	18,309
Other	55	18,480	18,535

Total deferred items	18,364	18,480	36,844

Amounts due parent from subsidiaries	(145,664)	145,664	—

Shareholders’ Equity:
Common stock, Classes A and B	26,570	—	26,570
Retained earnings	10,178	120,635	130,813
Cost of common stock in treasury	(15,011)	—	(15,011)
Deferred cost - restricted stock	(211)	—	(211)
Notes receivable - stock purchases	(11)	—	(11)
Accumulated other comprehensive loss	(13,874)	—	(13,874)

Total shareholders’ equity	7,641	120,635	128,276

Total Liabilities and Shareholders’ Equity	$41,364	$501,041	$542,405

Statement of income for the 12 weeks ended January 1, 2005:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$1,114	$401,771	$(1,133)	$401,752
Gains from sales of property	573	1,317	—	1,890

Total revenues	1,687	403,088	(1,133)	403,642
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	284,035	—	284,035

Gross profit	1,687	119,053	(1,133)	119,607
Selling, general and administrative	707	105,525	(1,133)	105,099
Depreciation	306	5,509	—	5,815

Operating income	674	8,019	—	8,693
Interest	441	4,034	—	4,475

Income before income taxes	233	3,985	—	4,218
Income taxes	83	1,462	—	1,545

Net income	$150	$2,523	$—	$2,673

Statement of income for the 12 weeks ended January 3, 2004:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$1,131	$388,419	$(1,133)	$388,417
Gains from sales of property	—	354	—	354

Total revenues	1,131	388,773	(1,133)	388,771
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	270,889	—	270,889

Gross profit	1,131	117,884	(1,133)	117,882
Selling, general and administrative	633	104,374	(1,133)	103,874
Depreciation	88	5,693	—	5,781

Operating income	410	7,817	—	8,227
Interest	407	3,861	—	4,268

Income before income taxes	3	3,956	—	3,959
Income taxes	1	1,634	—	1,635

Net income	$2	$2,322	$—	$2,324

Statement of income for the 40 weeks ended January 1, 2005:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$3,776	$1,325,222	$(3,776)	$1,325,222
Gains from sales of property	573	2,591	—	3,164

Total revenues	4,349	1,327,813	(3,776)	1,328,386
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	935,358	—	935,358

Gross profit	4,349	392,455	(3,776)	393,028
Selling, general and administrative	2,140	352,770	(3,776)	351,134
Depreciation	1,058	18,329	—	19,387

Operating income	1,151	21,356	—	22,507
Interest	1,423	13,039	—	14,462
Other non-operating income	—	(838)	—	(838)

Income (loss) before income taxes	(272)	9,155	—	8,883
Income taxes (benefit)	(97)	3,385	—	3,288

Net income (loss)	$(175)	$5,770	$—	$5,595

Statement of income for the 40 weeks ended January 3, 2004:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$3,779	$1,275,379	$(3,776)	$1,275,382
Gains from sales of property	—	2,168	—	2,168

Total revenues	3,779	1,277,547	(3,776)	1,277,550
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	893,353	—	893,353

Gross profit	3,779	384,194	(3,776)	384,197
Selling, general and administrative	2,096	345,726	(3,776)	344,046
Depreciation	1,049	18,154	—	19,203

Operating income	634	20,314	—	20,948
Interest	1,388	13,375	—	14,763
Other non-operating income	(961)	—	—	(961)

Income before income taxes	207	6,939	—	7,146
Income taxes	85	2,796	—	2,881

Net income	$122	$4,143	$—	$4,265

Statement of cash flows for the forty weeks ended January 1, 2005:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$2,499	$25,638	$28,137
Net cash used for investing activities	(2,665)	(46,015)	(48,680)
Financing activities:
Proceeds of long-term borrowings	—	110,000	110,000
Proceeds of sale leaseback/capital lease obligations	4,995	11,372	16,367
Repayments of long-term debt and capital leases	(1,110)	(82,870)	(83,980)
Cash dividends paid	(3,085)	—	(3,085)
Other financing activities	(634)	1,593	959

Net cash provided by financing activities	166	40,095	40,261

Net increase in cash and equivalents	—	19,718	19,718

Cash and equivalents at beginning of period	—	27,584	27,584

Cash and equivalents at end of period	$—	$47,302	$47,302

Statement of cash flows for the forty weeks ended January 3, 2004:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$20,952	$15,881	$36,833
Net cash used for investing activities	(60)	(8,798)	(8,858)
Financing activities:
Repayments of short-term borrowings	—	(1,700)	(1,700)
Proceeds of long-term borrowings	—	45,000	45,000
Proceeds of sale leaseback/capital lease obligations	—	2,286	2,286
Repayments of long-term debt and capital leases	(17,689)	(44,359)	(62,048)
Cash dividends paid	(3,099)	—	(3,099)
Other financing activities	(104)	(14)	(118)

Net cash provided by (used for) financing activities	(20,892)	1,213	(19,679)

Net increase in cash and equivalents	—	8,296	8,296

Cash and equivalents at beginning of period	—	28,313	28,313

Cash and equivalents at end of period	$—	$36,609	$36,609

Note E — Employee Benefit Plans

The components of net periodic benefit cost for the twelve week periods ended January 1, 2005, and January 3, 2004, were as follows:

	Pension		Post-retirement
	January 1,	January 3,	January 1,	January 3,
	2005	2004	2005	2004
Service cost	$254	$200	$121	$129
Interest cost	1,026	1,017	63	72
Expected return on plan assets	(765)	(652)	—	—
Recognized actuarial loss	314	396	9	9
Amortization of prior service cost	85	85	(5)	2

Benefit cost	$914	$1,046	$188	$212

The components of net periodic benefit cost for the forty week periods ended January 1, 2005, and January 3, 2004, were as follows:

	Pension		Post-retirement
	January 1,	January 3,	January 1,	January 3,
	2005	2004	2005	2004
Service cost	$846	$667	$402	$429
Interest cost	3,421	3,390	210	238
Expected return on plan assets	(2,551)	(2,174)	—	—
Recognized actuarial loss	1,046	1,319	29	30
Amortization of prior service cost	285	285	(16)	6

Benefit cost	$3,047	$3,487	$625	$703

Note F — Recent Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Statement No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values; pro forma disclosure is no longer an alternative.

Statement No. 123(R) will be effective for periods beginning after June 15, 2005, and, accordingly, the Company will adopt the statement for its second quarter of fiscal year 2006. The Company expects to adopt Statement No. 123(R) using the modified prospective method, in which compensation cost, if any, will be recognized beginning with the effective date.

As permitted by Statement No. 123, the Company currently accounts for shared-based payments using Opinion 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. The impact of the adoption of Statement No. 123(R) cannot be predicted because it will depend on levels of stock options and any other forms of share-based payments granted in the future. Had the Company adopted Statement No. 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share in Note C. However, the Company expects the adoption will not have an immediate material impact on the financial statements as there will be a minimal number of unvested stock options outstanding at the adoption date.

Note G — Contingencies

A complaint was filed against the Company on August 26, 2004, in the United States District Court for the Southern District of Indiana, Indianapolis Division, entitled C. Alan Marsh v. Marsh Supermarkets, Inc., Cause No. 1:04-CV-1407-SEB-VSS. The case involves claims for breach of contract and civil conversion and seeks damages and treble damages. The Company disputes the plaintiff’s claims and intends to defend this matter vigorously. The Company is unable to estimate the amount or range of potential loss, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

At January 1, 2005, Marsh Supermarkets, Inc. (the “Company” or “Marsh”) operated through wholly-owned subsidiaries 117 supermarkets under the Marsh, LoBill, O’Malia and Arthur’s Fresh Market banners and 162 Village Pantry convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have one of the largest market shares of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh also owns and operates Crystal Food Services, which provides upscale and mid-level catering, vending, concession, coffee roasting and distribution, and business cafeteria management services, and McNamara, which operates eight upscale retail floral shops and one business florist.

Business Overview

Revenues from supermarket operations represented 78.0% of total revenues for the forty weeks ended January 1, 2005, while convenience stores and foodservices contributed 17.2% and 3.7% of revenues, respectively. Sales are generally for cash. Data from various non-affiliated sources reported Marsh supermarkets market share at #1 or #2 in its marketing area as of February 2004.

Market Trends

The Company’s efforts to increase revenues continue to be affected by competitive store openings and remodels and the challenging local economy. At January 1, 2005, there were 12 major competitors’ stores opened or remodeled within the last 12 months. Although the Company believes that the number of competitors’ new store openings has peaked, it is expected that new stores will continue to be opened in the market area. According to U.S. Department of Labor statistics, the combined employment in the five largest cities in central Indiana declined 1.5% from December 2003 to December 2004.

The Company’s ability to increase gross profit rates continues to be a challenge due to competitors’ pricing and promotional activity. Also, recent commodity price increases, particularly in beef and gasoline, have created additional pressures on gross profit rates.

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

The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

	Third Quarter			Year - to - Date
	Percent of Revenues		Percent	Percent of Revenues		Percent
	2005	2004	Change	2005	2004	Change
Total revenues	100.0%	100.0%	3.8%	100.0%	100.0%	4.0%
Gross profit	29.6%	30.3%	1.5%	29.6%	30.1%	2.3%
Selling, general and administrative	26.0%	26.7%	1.2%	26.4%	26.9%	2.1%
Depreciation	1.4%	1.5%	0.6%	1.5%	1.5%	1.0%
Operating income	2.2%	2.1%	5.7%	1.7%	1.6%	7.4%
Interest	1.1%	1.1%	4.9%	1.1%	1.2%	(2.0%)
Other non-operating income	—	—	—	0.1%	0.1%	(12.8%)
Income taxes	0.4%	0.4%	(5.5%)	0.2%	0.2%	14.1%
Net income	0.7%	0.6%	15.0%	0.4%	0.3%	31.2%

Total Revenues

Consolidated total revenues were $403.6 million for the third quarter of 2005, compared to $388.8 million for the third quarter of 2004, with the increase primarily due to new store openings and higher gasoline prices. Gasoline sales were $35.8 million for the third quarter of 2005, compared to $27.4 million for the third quarter of 2004, and consolidated total revenues excluding gasoline sales were $367.8 million and $361.4 million for the third quarter of 2005 and 2004, respectively. The Company excludes gasoline sales from its analysis of revenues and believes it is useful information for investors and the Company because gasoline prices fluctuate widely and frequently. Sales in comparable supermarkets and convenience stores increased 0.6% to $366.6 million from $364.6 million, but sales in comparable stores excluding gasoline declined 1.9% to $332.0 million from $338.3 million. Comparable stores include stores open at least one full year, replacement stores and format conversions. Competitors’ new store openings and continued high levels of competitive promotional activity combined with a weak economy continue to adversely affect comparable store sales.

Consolidated total revenues were $1,328.4 million for the forty weeks ended January 1, 2005, compared to $1,277.6 million for the same period of 2004, with the increase primarily due to new store openings and higher gasoline prices. Gasoline sales were $122.9 million for the forty weeks of 2005, compared to $92.0 million for same period of 2004, and consolidated total revenues excluding gasoline sales were $1,205.5 million and $1,185.6 million for the forty weeks of 2005 and 2004, respectively. Sales in comparable supermarkets and convenience stores increased 1.2% for the forty weeks of 2005 to $1,210.1 million from $1,196.0 million from the same period of 2004, but sales in comparable stores excluding gasoline declined 1.5% to $1,091.5 million from $1,107.9 million.

Gross Profit

Gross profit is calculated net of promotional expenses, and warehousing and transportation, excluding depreciation. Gross profit as a percentage of revenues may not be comparable to other supermarket retailers because the Company does not include purchasing and advertising costs in gross profit. Consolidated gross profit was 29.6% of revenues for the third quarter of 2005, compared to 30.3% for the third quarter of 2004. The rate decline results from higher gasoline sales at a profit rate significantly lower than the profit rates achieved in the Company’s other categories.

Consolidated gross profit as a percentage of revenues was 29.6% for the forty weeks ended January 1, 2005, compared to 30.1% for the same weeks of 2004 with the rate decline attributable to higher gasoline sales.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses include store expenses, administrative and corporate expenses, advertising and purchasing personnel costs. Consolidated SG&A expenses increased $1.2 million for the third quarter of 2005 compared to the year earlier quarter due to new stores. As a percentage of total revenues, SG&A expenses were 26.0% in the third quarter of 2005 compared to 26.7% for the third quarter of 2004, with 0.5% of the rate change attributable to higher gasoline sales. Decreases in medical benefit costs and administrative and corporate expenses partially offset higher store expenses. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, decreased 0.7% due to a reduction in hours worked. The continued refinement of store specific labor profiles accounted for the reduction in hours worked.

Consolidated SG&A expenses increased $7.1 million for the forty weeks in 2005 from the comparable weeks in 2004 due to new stores. As a percentage of total revenues SG&A expenses decreased to 26.5% for 2005, compared to 26.9% for 2004 due to higher gasoline sales. In stores open both periods, wage expense for the forty weeks of 2005 declined 2.1% from the forty weeks of 2004 for the reason cited above.

Depreciation

Depreciation was $5.8 million for the third quarters of both 2005 and 2004. Depreciation as a percentage of revenues was 1.4% for the third quarter of 2005 compared to 1.5% for the third quarter of 2004.

For the forty weeks ended January 1, 2005, depreciation was $19.4 million compared to $19.2 million for the forty weeks in 2004. Depreciation as a percentage of revenues was 1.5% for the forty weeks of both 2005 and 2004.

Interest

Interest was $4.5 million for the third quarter of 2005, compared to $4.3 million for the third quarter of 2004. The increase results from a higher interest rate on the revolving credit facility combined with higher average borrowings under the credit facility.

For the forty weeks ended January 1, 2005, interest was $14.5 million, compared to $14.8 million for the forty weeks of 2004. The decline results from the repurchase of $16.75 million of the Company’s 8 7/8% senior subordinated notes during the first half of 2004, net of an increase in interest due to higher borrowing under the revolving credit facility.

Other Non-operating Income

During the first half of 2005, the Company sold its minority interest in a real estate partnership resulting in a gain of $0.8 million.

During the first and second quarters of 2004, the Company purchased and retired $7.25 million and $9.50 million, respectively, of its 8 7/8% senior subordinated notes at less than face value. The purchases resulted in gains of $1.0 million during the forty weeks ended January 3, 2004.

Deferred Pension and Post-retirement Benefits

Deferred pension and post-retirement benefit obligations increased to $46.4 million at January 1, 2005, from $42.7 million at March 27, 2004. The increase is attributable to the recognition of current year expense of the plans.

Capital Expenditures

The Company’s capital requirements have traditionally been financed through long-term borrowings and lease financing, including capital and operating leases, and internally generated funds.

During the forty weeks ended January 1, 2005, one new Marsh supermarket was opened, two Marsh supermarkets were remodeled, one new LoBill Foods was opened, one Marsh supermarket and one O’Malia store were converted to the LoBill format and a new concept 21,000 square foot Arthur’s Fresh Market was opened. Also, construction began on one new Marsh supermarket and a second Arthur’s market that are scheduled to open during the last quarter of the year. Additionally, during the fourth quarter of 2005, the Company plans to remodel three Marsh supermarkets. The cost of these projects and other capital commitments is estimated to be $68 million. Of this amount, the Company plans to fund $27 million through sale/leasebacks or build-to-suit arrangements, $13 million through equipment leasing and the remainder from internally generated funds. Cash capital expenditures totaled $51 million for the forty weeks ended January 1, 2005.

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

Liquidity and Capital Resources

Net cash provided by operating activities for the forty weeks ended January 1, 2005, was $28.1 million, compared to $36.8 million for the year earlier period. Changes in other assets and liabilities, primarily deferred taxes and inventory, provided $2.9 million of cash in 2005 compared to $10.4 million in 2004. Working capital increased $14.0 million to $72.0 million from March 27, 2004. Changes in working capital included a $19.7 million increase in cash and equivalents, of which $15.0 million was used to reduce revolving credit facility borrowings subsequent to January 1, 2005. Accrued liabilities increased $4.3 million due primarily to amounts accrued that are paid subsequent to January 1, 2005, including property taxes, vacation pay and store management incentive compensation.

The Company has a revolving credit facility that permits total borrowings of up to $82.5 million. Amounts borrowed are for terms selected by the Company at the time of borrowing. Interest rates are based on LIBOR or floating prime rate, and principal and interest are payable at maturity. Commitment fees of 0.5% are paid on unused amounts and the facility matures in February 2006. The Company had borrowings of $65.0 million under the facility at January 1, 2005. The credit facility is secured by land and buildings having a net carrying cost of $67.9 million at January 1, 2005, and the facility contains certain debt covenants, including limits on future indebtedness, cash dividends, repurchases of common stock and disposition of assets. Under the most restrictive debt covenant, the Company would have had additional permitted borrowing of $17.5 million as of January 1, 2005.

In November 2004, Standard and Poor’s (S&P) Ratings Services placed its ratings on the Company on CreditWatch with negative implications. S&P stated it will resolve the CreditWatch listing after further discussions with management regarding the Company’s financial plans. S&P also indicated that the Company’s B+ corporate credit rating might be lowered by one notch. The Company does not anticipate any current material adverse effects from the downgrade, including no changes in borrowing capacity or interest rates.

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

The Company is self-insured for most healthcare, workers compensation and general liability claims. Reported claims and related loss reserves are estimated by third party administrators and utilized by management to develop appropriate accruals. Claims incurred but not reported are recorded based on historical experience and industry trends, which are regularly monitored, and accruals are adjusted when warranted by changes in facts and circumstances.

Pension and other retirement plans are administered by the Retirement Committee of the Employees’ Pension Plan of Marsh Supermarkets, Inc. and Subsidiaries. An independent financial consulting firm is engaged to advise the Retirement Committee regarding investment manager performance and independent actuaries are consulted to assist in determining appropriate assumptions and are engaged to calculate estimated future obligations under the various plans.

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

In light of recent industry communications, including a February 7, 2005, letter from the Chief Accountant of the Securities and Exchange Commission to the Chairman, Center for Public Company Audit Firms, the Company is reviewing certain aspects of its accounting for leases and leasehold improvements to determine whether certain changes in its accounting that may accelerate the recognition of rent and depreciation expenses are required by GAAP. The Company is discussing these matters with its independent auditors and has not reached a conclusion regarding whether a change is required or the amount of any such change. Based on a preliminary analysis, the Company believes that any adjustments that may result from its review would not affect cash flows and would not be material to its financial condition. The Company expects to complete its review during its fourth quarter ending April 2, 2005.

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

the Company’s ability to control costs including labor, rent, credit card, and workers compensation and general liability expense; the Company’s ability to implement cost improvement initiatives; uncertainties related to state and federal taxation and tobacco and environmental legislation; the Company’s ability to collect outstanding notes and accounts receivable; uncertainties associated with pension and other retirement obligations; the successful economic implementation of new technology; uncertainties related to the outcome of pending litigation; uncertainties regarding the outcome of the Company’s review of certain aspects of lease and leasehold accounting; the impact of any acquisitions and dispositions; the timely and on budget completion of store construction, expansion, conversion and remodeling; and other known and unknown risks and uncertainties. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company, as a policy, does not engage in significant speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at January 1, 2005, a one percent change in interest rates would not have had a material impact on the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others within the Company on a timely basis.

Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended January 1, 2005, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

     Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In July 1994, the Board of Directors announced a plan for the repurchase of its Class A Common Stock and/or Class B Common Stock. The amount originally authorized has been subsequently amended, most recently to $18.0 million. Share repurchases during the twelve weeks ended January 1, 2005, were as follows:

		Class A shares		Class B shares
			Average		Average
Begin	End	Number	price	Number	price
10/10/04	11/09/04	—	—	400	11.37
11/10/04	12/09/04	—	—	2,500	11.60
12/10/04	01/01/05	—	—	—	—

Total		—	—	2,900	11.57

     All of the share purchases during the twelve weeks ended January 1, 2005, were made under the plan. At January 1, 2005, the maximum amount that may yet be purchased under the plan was $0.9 million. The plan does not have a specified termination date.

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

MARSH SUPERMARKETS, INC.

February 15, 2005	By:	/s/ Douglas W. Dougherty

Douglas W. Dougherty Senior Vice President, Chief Financial Officer and Treasurer

February 15, 2005	By:	/s/ Mark A. Varner

Mark A. Varner Chief Accounting Officer, Vice President — Corporate Controller