Form 10-K
period 2005-04-02
MARSH SUPERMARKETS INC
filed 2005-06-23
CIK 62737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended April 2, 2005

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

Securities registered pursuant to Section 12(b) of the Act : None

Securities registered pursuant to Section 12(g) of the Act :

Class A Common Stock
Class B Common Stock
8 7/8% Senior Subordinated Notes, due 2007

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐   No  ☑

     Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant as of October 9, 2004 was: $22,240,116 and $34,462,027, respectively. This calculation assumes all shares of Common Stock beneficially held by benefit plans, officers and members of the Board of Directors of the Registrant are owned by “affiliates”, a status which each of the officers and directors individually disclaims.

     At May 27, 2005, there were 3,731,675 shares of Class A Common Stock and 4,164,904 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference

     Portions of the 2005 Annual Report to Shareholders are incorporated by reference into Part II.

     Portions of the Proxy Statement for the Annual Shareholders’ Meeting to be held August 2, 2005, are incorporated by reference into Part III.

PART I

Item 1. Business

General

At April 2, 2005, Marsh Supermarkets, Inc. (the “Company” or “Marsh®”) operated 117 supermarkets and 161 Village Pantry® convenience stores in central Indiana and western Ohio. The Company believes that Marsh supermarkets have the second or third largest market share of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh also owns and operates a food service division, which provides upscale catering, vending, office coffee, coffee roasting, concession and business cafeteria management services, and a floral division, which operates seven upscale retail floral shops under the name McNamara® and one business florist under the name Enflora®. The Company may from time to time explore various strategic alternatives regarding one or more of its business divisions.

Supermarkets

At April 2, 2005, the Company operated 104 supermarkets in central Indiana and 13 in western Ohio. Fifty-one stores in the Indianapolis metropolitan market area constitute the Company’s major market. The remaining supermarkets operate in 39 other communities. Revenues from supermarket operations represented approximately 78% of the 2005 consolidated sales and other revenues.

The Company’s supermarket merchandising strategy emphasizes service, quality and convenient one-stop shopping at competitive prices. Of the Company’s supermarkets, 57 are open 24 hours a day and 14 are open until midnight, with the remainder having various other schedules. All stores are open seven days a week.

The Company believes providing quality merchandise is an important factor in maintaining and expanding its customer base. In recent years, the Company has devoted a greater proportion of new and remodeled stores to fresh, high quality perishables, including produce, delicatessen items, baked goods, prepared foods, seafood and floral items. The Company believes fresh produce is an important customer draw; therefore, it focuses on buying premium quality produce worldwide. The geographic concentration of the Company’s supermarkets enables the Company to deliver fresh items to its stores quickly and frequently. An extension of this theme is convenient, high quality, ready to eat meals. The “Chef Fresh” ™ Reg. program offers take-home items for immediate consumption in 116 stores. These products are prepared in the Company’s central kitchen, which provides fresh items to most of the Company’s divisions.

The Company’s superstore format offers customers convenient one-stop shopping. Its Marsh supermarkets feature an extended line of traditional grocery store items as well as service and specialty departments, such as delicatessens, bakeries, prepared foods, prime cut meats, fresh seafood, floral and video rental. The Company features nationally advertised and distributed merchandise along with products under its own trademarks, service marks and trade names. Service and specialty departments included in Marsh supermarkets include delicatessens (116 stores), hot prepared foods (78), bakeries (116), prime cut service meat (58), fresh seafood (52), sushi shops (24), floral shops (77), imported cheese shops (80), wines and beer (109), salad bars (41), video rental (42), fuel kiosks (5) and Ticketmaster® outlets (35). Forty-three of the Company’s supermarkets include pharmacies in food and drug combination stores. In addition, banks or savings institutions operate branch facilities in 40 of the Company’s stores and 92 stores offer automated teller machines (ATMs).

The Company’s superstore format is in excess of 75,000 square feet, and its modern conventional supermarket format is approximately 55,000 to 65,000 square feet. The Company currently operates six superstores and 19 modern conventional supermarkets. Approximately one-third of the sales area in these stores is devoted to merchandising fresh, high quality perishable products such as deli meats and salads, baked goods, prepared foods and produce. Approximately 56% of the total supermarket square footage has been newly constructed or remodeled in the past 10 years.

The Company has a smaller, low-price supermarket format with limited service and specialty departments as an alternative to the large, full service Marsh supermarket. As of April 2, 2005, the Company operated 38 supermarkets under the trade name LoBill Foods®. There is an ongoing development program to remodel selected Marsh supermarkets to the LoBill format. The Company believes the LoBill format offers an opportunity to maximize its market share by expanding into smaller communities and inner city metropolitan areas that can be better served by that format and to appeal to the price motivated consumer in markets currently served by traditional Marsh stores. The Company also operates one limited selection, stock-up grocery store with an every day low price format operating under the trade name Savin*$ SM .

The Company operated eight O’Malia Food Markets as of April 2, 2005. O’Malia Food Markets are upscale neighborhood stores whose reputation has been built upon full service meat, specialty food items and the highest level of customer service. The Company believes this format offers the opportunity to enhance its market share by strategic placement of O’Malia stores in neighborhoods where consumers appreciate a selection of non-traditional grocery items and full-service.

In 2004, the Company opened its first Arthur’s Fresh Market®, a 21,000 square foot neighborhood market. The store features full-service meat, deli and seafood, prepared foods, baked goods, sushi, salad bar and a small café, as well as many of the other offerings typically found in a Marsh supermarket. The store format is targeted generally toward neighborhoods that are not within close proximity to a traditional supermarket.

The Company’s supermarkets range in size from 13,900 to 82,300 square feet. The average size is approximately 39,800 square feet. The Company has had an ongoing development program of constructing larger Marsh supermarkets within its market area and remodeling, enlarging and replacing existing supermarkets. Recently, the Company has begun identifying and developing sites that are more suited to a smaller supermarket format. Future development will continue to focus on a food and drug combination store format of approximately 55,000 to 65,000 square feet, with superstores in excess of 75,000 square feet and smaller 21,000 square feet stores in select locations. The following summarizes the number of stores by size categories:

Number
Square Feet	of Stores
More than 75,000	6
55,000 – 74,999	19
45,000 - 54,999	10
35,000 - 44,999	22
25,000 - 34,999	49
Less than 25,000	11

117

The Company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The focus of the television campaign primarily promotes a quality and service image rather than specific products and prices. The Indianapolis television market covers approximately 80% of the Company’s supermarkets. Various sales enhancement promotional activities designed to encourage repeat shoppers are conducted as an important part of the Company’s merchandising strategy. The Company utilizes a frequent shopper card program, “Fresh I.D.E.A. Card®”. The card provides shoppers electronic coupons, opportunities to win trips and other prizes, and also functions as a video rental card. Over 800,000 active cards are in circulation. Further, customers may select a VISA® co-branded credit card option for their Fresh I.D.E.A. Card and earn rebates on all credit card purchases regardless of the merchant. The credit card rebates are funded by the Company’s bank partner. In 2002, the Company introduced MyMarshSM, an exclusive program intended to optimize promotional dollars by tracking individual customer spending and delivering incentives and rewards tailored to each customer with limited or no competitor visibility.

Convenience Stores

At April 2, 2005, the Company operated 161 convenience stores under the Village Pantry trade name. These self-service stores offer a broad selection of grocery, bakery, dairy and delicatessen items, including fountain drinks, and store-prepared pizza and/or chicken (51), fresh pastry products (106) and sandwiches (152). Fifty-nine of the stores have sit down eating areas. All of the stores sell money orders and lottery tickets and 146 stores have ATMs. Additionally, 107 stores offer petroleum products; approximately 80% of the petroleum stores are operated under the Marathon brand and the remaining petroleum stores are unbranded. Eighteen of the stores operate drive-thru car washes. Revenues from the convenience stores represented approximately 17% of the 2005 consolidated total revenues. Carry-out cold beer, a high-volume item typically found in convenience stores in other states, may be sold only by package liquor stores and taverns in Indiana; accordingly, it is not sold in the Company’s convenience stores in Indiana. All but nine of the Company’s convenience stores are open 24 hours a day; the remaining stores close at 11:00 PM or midnight. All stores are open seven days a week.

Newer stores generally range from 3,700 to 5,000 square feet, compared to 1,800-2,500 square feet for older stores. The larger size accommodates the aforementioned prepared food products. In constructing new stores and remodeling and expanding existing stores, the Company tailors the format to each specific market, with heavy emphasis on food service in areas which the Company believes to be less susceptible to intense competition from major fast food operators, such as smaller towns and high density neighborhoods. During fiscal year 2003, the Company re-imaged 102 Village Pantry stores with new exterior signage and painting, interior décor and fixture layout.

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

The combination of these operations has created a unique range of services, products and facilities. The Company’s banquet hall facilities include the Murat Shrine Center, Crown Plaza Hotel at Union Station, Riverwalk Banquet & Lodge, Fountains Banquet and Conference Center, the Indiana Roof Ballroom, Indiana State Museum, NCAA Headquarters and Primo North, South and West. The Company is the largest caterer of special events at the Indianapolis Motor Speedway and the exclusive foodservice provider of the RCA Tennis Championships. The Company also provides concession services at the Indianapolis Zoo, Prairie View Golf Club and Purgatory Golf Club, cafeteria management to 22 major employers, and vending services, coffee and frozen beverage service to over 2,100 locations throughout the greater Indianapolis area. The Company also provides daily dining services to military personnel stationed at Camp Atterbury in southern Indiana.

Floral Fashions® and McNamara®

The Company’s floral operations conduct business under four trade names. Floral Fashions provides plants and cut flowers in all 69 of the Marsh supermarkets and custom designed arrangements in 54 of those stores. McNamara is a retail florist operating seven upscale, traditional full-service shops in the Indianapolis market and is one of the largest FTD florists in the U.S. and Canada. McNamara also operates a 57,000 square foot design center that serves the Company’s supermarket and food services divisions, as well as its own operations. McNamara Marketplace operates eight self-serve shops within the Company’s O’Malia Food Markets. Enflora, Flowers for Business, provides both daily and single event floral arrangements for corporate clients.

Supply and Distribution

The Company supplies its supermarkets from four Company-operated distribution facilities. Non-perishable grocery products are distributed from a 409,000 square foot leased facility in Indianapolis. Frozen foods are distributed from a 119,000 square foot Company owned facility in Indianapolis that was constructed and opened in August 2002. Produce, meat and delicatessen products are distributed from a 191,000 square foot Company owned perishable products facility in Yorktown, Indiana. Non-food products are distributed from 180,000 square feet of a 388,000 square foot Company owned warehouse in Yorktown. In addition, the Company leases a 32,000 square foot warehouse for storage of seasonal items. Additional outside warehouse space is leased as needed to meet seasonal demand.

The Company’s distribution centers are modern and automated. Merchandise is controlled through an on-line computerized buying and inventory control system. The Company believes its distribution centers are adequate for its needs for the foreseeable future without major additional capital investment. The Company estimates the supermarket distribution centers currently operate at approximately 80% of aggregate capacity. Approximately 80% of the delivery trips from distribution centers to supermarkets are 75 miles or less. The Company also operates a USDA approved facility to produce products sold through the delicatessen departments of its supermarkets and convenience stores and to support Crystal Food Services for large catering events and vending operations.

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

The Company’s supermarket transportation function is performed through a wholly-owned subsidiary. Some products, principally bakery, dairy and beverage items, and snack foods, are delivered directly to the supermarkets and convenience stores by distributors of national and regional brands.

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

The Company utilizes in-store micro-computers in the supermarkets to automate various tasks, such as processing the receiving and billing of vendor direct-store-delivered (DSD) merchandise, processing of video rentals, processing pharmacy records in the 43 food and drug combination stores, and time keeping for payroll processing. The Company employs a wide area network for data communications between the corporate office, supermarkets, convenience stores and warehouses. Future supermarket applications currently under development include computer-assisted reordering. All convenience stores are equipped with micro-computers for electronic transmission of accounting and merchandising data to headquarters, electronic messaging and processing DSD merchandise receiving and billing.

The Company broadcasts live video communications by satellite to its supermarkets from the corporate office. The Company believes this medium has greater appeal to a generation of employees accustomed to learning from television. In addition, the immediacy of live broadcasts reduces the barriers of time, distance and consistency in communicating competitive strategies and other information to retail operations. These communications are further enhanced through a toll free telephone line that permits questions to be asked and answered during each broadcast. The network is currently used for merchandising, training and employee benefits communications.

Competition

The retail food industry is highly competitive. Marsh believes competitive factors include quality perishable products, location, service, price, product variety, physical layout and design of store interior, ease of ingress and egress to the store and minimal out-of-stock conditions. Marsh endeavors to concentrate its efforts on these factors with special emphasis on maintaining high quality store conditions, high quality perishable products, expanded service and specialty departments, and competitive pricing.

The Company’s supermarkets are subject to competition from local, regional and national supermarket chains, independent supermarkets, and other retail formats, such as discount stores and wholesale clubs. The number of competitors and degree of competition experienced by the Company’s supermarkets vary by store location. The principal supermarket chain competitors are Wal-Mart, The Kroger Co. and Meijer, Inc.

The Company’s Village Pantry division is subject to competition from petroleum marketing companies that have converted or expanded gasoline locations to include convenience food operations and others. National convenience store chains do not have a significant presence in the Company’s marketing area. The Company believes the principal competitive factor for convenience stores is location, and it actively pursues the acquisition of attractive sites for replacing existing stores and future development of new stores.

Seasonality

Supermarket sales are subject to some seasonal fluctuation. Traditionally, higher sales occur during the third fiscal quarter Thanksgiving and Christmas holiday season, and lower sales occur in the warm weather months of the second fiscal quarter. Convenience store sales traditionally peak in the summer months.

Employees

The Company has approximately 14,900 employees. Approximately 8,700 employees are employed on a part-time basis. All employees are non-union, except approximately 100 fleet drivers and 230 supermarket distribution facility employees who are unionized under collective bargaining agreements with terms that extend to April 2008. The Company considers its employee relations to be good.

Regulatory Matters

As a retailer of alcoholic beverages, tobacco products and gasoline, the Company is subject to federal and state statutes, ordinances and regulations concerning the storage and sale of these products. The Company is aware of the existence of petroleum contamination at 19 Village Pantry locations and at one distribution center, all located in Indiana, and is in the process of remediation at each of these sites. The cost of remediation varies significantly depending on the extent, source and location of the contamination, geological and hydrological conditions and other factors. An Indiana excess liability fund has reimbursed the Company for more than 95% of remediation costs incurred over the past three years, and it is expected that the fund will continue to reimburse the Company for future costs.

Executive Officers of the Registrant

Information required by Item 10 with respect to the Registrant’s executive officers is set forth below. Each officer has been elected for a term to expire in August 2005 or upon election of the officer’s successor by the Board of Directors.

Name	Position	Age	Family Relationship
DON E. MARSH	Chairman of the Board and Chief Executive Officer	67	Father of David A. Marsh; brother of William L. Marsh

Mr. Don E. Marsh has held his current position as Chairman of the Board of Directors and Chief Executive Officer of the Company for more than the past five years. He has been employed by the Company in various supervisory and executive capacities since 1961.

Name	Position	Age	Family Relationship
DAVID A. MARSH	President; President and Chief Operating Officer, LoBill Foods Division	42	Son of Don E. Marsh; nephew of William L. Marsh

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

Name	Position	Age	Family Relationship
P. LAWRENCE BUTT	Senior Vice President, Counsel and Secretary	63	None

Mr. P. Lawrence Butt has held his current position since August 1997. For more than five years prior thereto, he served as Vice President, Counsel and Secretary. In May 1999, he was elected to serve as a director of the Company. He has been employed by the Company in various executive capacities since 1977.

Name	Position	Age	Family Relationship
DOUGLAS W. DOUGHERTY	Senior Vice President, Chief Financial Officer and Treasurer	61	None

Mr. Douglas W. Dougherty held his current position from August 1997 until he retired in May 2005. He was employed by the Company as Chief Financial Officer since March 1994. Prior experience includes senior management and financial positions at Dayton Hudson Corp., Hartmarx, Inc. and The May Department Stores Company.

Name	Position	Age	Family Relationship
WILLIAM L. MARSH	Senior Vice President - Property Management	61	Brother of Don E. Marsh;
			uncle of David A. Marsh

Mr. William L. Marsh has held his current position since August 1997. For more than five years prior thereto, he served as Vice President-General Manager, Property Management. In May 1991, he was elected to serve as a director of the Company. He has been employed by the Company in various supervisory and executive capacities since 1974.

Name	Position	Age	Family Relationship
JACK J. BAYT	President and Chief Operating Officer, Crystal Food Services Division	48	None

Mr. Jack J. Bayt has held his current position since January 1995. For more than five years prior thereto, he was President and Chief Executive Officer of Crystal Catering of Indiana, Inc.

Name	Position	Age	Family Relationship
CHARLES BARNARD, JR.	President and Chief Operating Officer, Village Pantry Division	56	None

Mr. Charles Barnard, Jr. has held his current position since June 2003. Prior thereto, he served as Vice President — Retail Operations, Marsh Supermarkets, LLC since April 1, 1999, and Vice President-Meat Merchandising, Marsh Supermarkets, LLC, since 1997. He has been employed by the Company in various retail supervisory and executive capacities since 1970.

Name	Position	Age	Family Relationship
DANIEL S. CROSS	President and Chief Operating Officer, Supermarket Division	49	None

Mr. Daniel S. Cross has held his current position since August 2004. Prior thereto, he served as Executive Vice President – Supermarket Division since April 2002; Senior Vice President – Merchandising, Supermarket Division since March 2002; and Vice President – Produce Operations, Supermarket Division since 1997. He has been employed by the Company in supervisory capacities since 1997.

Name	Position	Age	Family Relationship
MARK A. VARNER	Vice President - Corporate Controller; Interim CFO	55	None

Mr. Mark A. Varner has held his Vice President –Corporate Controller position since August 1999. For more than five years prior to August 1999, he served as Corporate Controller. He has been employed by the Company in various accounting positions since 1971. Mr. Varner has served as the Company’s interim Chief Financial Officer (CFO) since the retirement of the former CFO in May 2005.

Item 2. Properties

The following table summarizes the per unit and aggregate size of the retail facilities operated by Marsh, together with an indication of the age of the total square footage operated.

		Per Store
	Footage Operated	Average	0-5 Years	6-10 Years	Over 10 Years
Supermarkets	4,662,000	39,000	35%	21%	44%
Convenience Stores	476,000	3,000	70%	—	30%

	5,138,000

Owned and leased retail facilities are summarized as follows:

		Convenience
	Supermarkets	stores	Other
Owned	34	44	1
Leased:
Fixed rentals only	48	106	7
Fixed plus contingent rentals	35	11	—

	83	117	7

	117	161	8

All leases, except for eight supermarkets and 45 Village Pantry stores, have one to four renewal options for periods of two to five years each. The majority of leases provide for payment of property taxes, maintenance and insurance by the Company. In addition, the Company is obligated under leases for six closed stores, of which three were subleased at
April 2, 2005.

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

An owned 119,000 square foot frozen food products handling facility in Indianapolis was constructed and began operations in August 2002.

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

The Company leases a 32,000 square foot warehouse in Muncie, Indiana for storage of seasonal items.

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

No matters were submitted to a vote of the security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on Common Stock, Related Shareholder Matters and Repurchases of Common Shares on pages 20, 21, 38 and 42 of the 2005 Annual Report to Shareholders for the year ended April 2, 2005, is incorporated herein by reference.

Item 6. Selected Financial Data

Selected Financial Data on page 16 of the 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended April 2, 2005, on pages 17 through 22 of the 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company, as a policy, does not engage in speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at April 2, 2005, a one percent change in interest rates would not have had a material impact on the Company.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto and the report of the independent registered public accounting firm on pages 23 to 38 of the 2005 Annual Report to Shareholders are incorporated herein by reference.

Long-Term Debt and Guarantor Subsidiaries

Other than three minor subsidiaries, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under its 8 7/8% senior subordinated notes, due 2007. The Guarantors are direct or indirect wholly owned subsidiaries of the Company.

Statement of income for the year ended April 2, 2005:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$5,190	$1,743,609	$(5,190)	$1,743,609
Gains from sales of property	894	2,933	—	3,827

Total revenues	6,084	1,746,542	(5,190)	1,747,436
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	1,231,840	—	1,231,840

Gross profit	6,084	514,702	(5,190)	515,596
Selling, general and administrative	3,028	468,341	(5,190)	466,179
Depreciation	1,431	24,519	—	25,950

Operating income	1,625	21,842	—	23,467
Interest	1,822	17,391	—	19,213
Other non-operating income	(1,453)	(838)	—	(2,291)

Income from continuing operations before income taxes	1,256	5,289	—	6,545
Income taxes	436	1,947	—	2,383

Income from continuing operations	$820	$3,342	$—	$4,162

Statement of income for the year ended March 27, 2004:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$4,912	$1,650,865	$(4,909)	$1,650,868
Gains from sales of property	—	3,047	—	3,047

Total revenues	4,912	1,653,912	(4,909)	1,653,915
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	1,156,255	—	1,156,255

Gross profit	4,912	497,657	(4,909)	497,660
Selling, general and administrative	3,084	450,827	(4,909)	449,002
Depreciation	1,369	23,644	—	25,013

Operating income	459	23,186	—	23,645
Interest	1,788	17,262	—	19,050
Other non-operating income	(961)	—	—	(961)

Income (loss) from continuing operations before income taxes	(368)	5,924	—	5,556
Income taxes (benefit)	(168)	2,687	—	2,519

Income (loss) from continuing operations	$(200)	$3,237	$—	$3,037

Statement of income for the year ended March 29, 2003:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$4,994	$1,647,497	$(4,957)	$1,647,534
Gains from sales of property	1,938	6,263	—	8,201

Total revenues	6,932	1,653,760	(4,957)	1,655,735
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	1,163,157	—	1,163,157

Gross profit	6,932	490,603	(4,957)	492,578
Selling, general and administrative	2,988	447,449	(4,957)	445,480
Depreciation	1,417	23,047	—	24,464

Operating income	2,527	20,107	—	22,634
Interest	2,067	21,203	—	23,270
Other non-operating income	(2,180)	—	—	(2,180)

Income (loss) from continuing operations before income taxes	2,640	(1,096)	—	1,544
Income taxes	1,068	70	—	1,138

Income (loss) from continuing operations	$1,572	$(1,166)	$—	$406

Balance sheet as of April 2, 2005:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$27,364	$27,364
Accounts and notes receivable	—	22,153	22,153
Inventories	—	132,758	132,758
Prepaid expenses	—	6,619	6,619
Recoverable income taxes	841	—	841

Total current assets	841	188,894	189,735
Property and equipment, less allowances for depreciation	37,919	269,897	307,816
Other assets	2,841	46,476	49,317

	$41,601	$505,267	$546,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$75,786	$75,786
Accrued liabilities	12,581	42,360	54,941
Current maturities of long-term liabilities	1,754	46,690	48,444

Total current liabilities	14,335	164,836	179,171

Long-term liabilities:
Long-term debt	110,504	22,764	133,268
Capital lease obligations	—	27,212	27,212
Pension and post-retirement benefits	47,994	4,235	52,229

Total long-term liabilities	158,498	54,211	212,709

Deferred items:
Income taxes	8,823	—	8,823
Other	2,162	19,688	21,850

Total deferred items	10,985	19,688	30,673

Amounts due parent from subsidiaries	(141,381)	141,381	—

Shareholders’ Equity:
Common stock, Classes A and B	26,630	—	26,630
Retained earnings	5,739	125,151	130,890
Cost of common stock in treasury	(15,755)	—	(15,755)
Deferred cost — restricted stock	(137)	—	(137)
Notes receivable — stock purchases	(11)	—	(11)
Accumulated other comprehensive loss	(17,302)	—	(17,302)

Total shareholders’ equity	(836)	125,151	124,315

	$41,601	$505,267	$546,868

Balance sheet as of March 27, 2004:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$27,584	$27,584
Accounts and notes receivable	—	23,864	23,864
Inventories	—	126,840	126,840
Prepaid expenses	—	6,495	6,495
Recoverable income taxes	5,400	—	5,400

Total current assets	5,400	184,783	190,183
Property and equipment, less allowances for depreciation	32,717	264,311	297,028
Other assets	3,247	51,947	55,194

	$41,364	$501,041	$542,405

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$80,614	$80,614
Accrued liabilities	8,722	39,448	48,160
Current maturities of long-term liabilities	1,587	1,840	3,427

Total current liabilities	10,309	121,902	132,211

Long-term liabilities:
Long-term debt	112,173	61,988	174,161
Capital lease obligations	—	28,188	28,188
Pension and post-retirement benefits	38,541	4,184	42,725

Total long-term liabilities	150,714	94,360	245,074

Deferred items:
Income taxes	18,309	—	18,309
Other	55	18,480	18,535

Total deferred items	18,364	18,480	36,844

Amounts due parent from subsidiaries	(145,664)	145,664	—

Shareholders’ Equity:
Common stock, Classes A and B	26,570	—	26,570
Retained earnings	10,178	120,635	130,813
Cost of common stock in treasury	(15,011)	—	(15,011)
Deferred cost — restricted stock	(211)	—	(211)
Notes receivable — stock purchases	(11)	—	(11)
Accumulated other comprehensive loss	(13,874)	—	(13,874)

Total shareholders’ equity	7,641	120,635	128,276

	$41,364	$501,041	$542,405

Statement of cash flows for the year ended April 2, 2005:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$11,273	$15,264	$26,537
Net cash used for investing activities	(8,889)	(34,201)	(43,090)
Financing activities:
Proceeds of long-term borrowings	—	140,000	140,000
Proceeds of sales/leasebacks	4,994	11,374	16,368
Repayments of long-term debt and capital leases	(1,502)	(135,350)	(136,852)
Cash dividends paid	(4,110)	—	(4,110)
Other financing activities	(1,766)	2,693	927

Net cash provided by (used for) financing activities	(2,384)	18,717	16,333

Net decrease in cash and equivalents	—	(220)	(220)

Cash and equivalents at beginning of period	—	27,584	27,584

Cash and equivalents at end of period	$—	$27,364	$27,364

Statement of cash flows for the year ended March 27, 2004:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$22,280	$21,436	$43,716
Net cash used for investing activities	(92)	(25,855)	(25,947)
Financing activities:
Repayments of short-term borrowings	—	(1,700)	(1,700)
Proceeds of long-term borrowings	—	50,000	50,000
Proceeds of sales/leasebacks	—	12,338	12,338
Repayments of long-term debt and capital leases	(18,042)	(56,791)	(74,833)
Cash dividends paid	(4,130)	—	(4,130)
Other financing activities	(16)	(157)	(173)

Net cash provided by (used for) financing activities	(22,188)	3,690	(18,498)

Net decrease in cash and equivalents	—	(729)	(729)

Cash and equivalents at beginning of period	—	28,313	28,313

Cash and equivalents at end of period	$—	$27,584	$27,584

Statement of cash flows for the year ended March 29, 2003:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$35,637	$2,715	$38,352
Net cash used for investing activities	(224)	(37,875)	(38,099)
Financing activities:
Proceeds of short-term borrowings	—	400	400
Proceeds of long-term borrowings	—	76,000	76,000
Proceeds of sales/leasebacks	—	34,537	34,537
Repayments of long-term debt and capital leases	(31,523)	(84,520)	(116,043)
Cash dividends paid	(3,506)	—	(3,506)
Other financing activities	(384)	(460)	(844)

Net cash provided by (used for) financing activities	(35,413)	25,957	(9,456)

Net decrease in cash and equivalents	—	(9,203)	(9,203)

Cash and equivalents at beginning of period	—	37,516	37,516

Cash and equivalents at end of period	$—	$28,313	$28,313

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Company’s principal executive officer and its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 2, 2005, the end of the period covered by this report. Based on that evaluation, and solely as a result of the Company’s failure to file timely a single report on Form 8-K regarding a litigation settlement, the Company’s principal executive officer and the principal financial officer concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Subsequent to fiscal year end, the Company has taken remedial measures to improve the communications and procedures with respect to capturing this type of information for future periods. There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

In accordance with Instruction G(3), except as indicated in the following sentence, certain information called for by Items 10, 11, 12, 13 and 14 is incorporated by reference from those parts of Registrant’s definitive Proxy Statement captioned “Election of Directors,” “Compensation of Executive Officers”, “Security Ownership of Management and Certain Beneficial Owners,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Certain Relationships and Related Transactions,” and “Independent Registered Public Accounting Firm,” respectively, pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after April 2, 2005, the end of the fiscal year covered by this report. As permitted by Instruction G(3), the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

The following table provides information concerning the Company’s equity incentive plans as of April 2, 2005.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding	exercise price of	(excluding shares
	options, warrants	outstanding options,	reflected in first
Plan Category	and rights	warrants and rights	column)

Equity compensation plans approved by shareholders
Class A	1,324,086	$14.12	127,914	(1)

Class B	526,798	$10.95	127,914	(1)

Equity compensation plans not approved by shareholders	0	—	0

Total	1,850,884	$13.22	127,914

(1)	Plans authorize the grant of options to purchase either class of common stock.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)
The following consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries, included in the 2005 Annual Report to Shareholders for the year ended April 2, 2005, are incorporated by reference in Item 8:

Consolidated Balance Sheets as of April 2, 2005 and March 27, 2004.

Consolidated Statements of Income for each of the three years in the period ended April 2, 2005.

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended April 2, 2005.

Consolidated Statements of Cash Flows for each of the three years in the period ended April 2, 2005.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

(2)
Note: All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

	(3)		The following exhibits are included in Item 15(b):

Exhibit 3	(a	)	Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(b	)	By-Laws as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

Exhibit 4	(a	)	Articles V, VI and VII of the Company’s Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(b	)	Articles I and IV of the Company’s By-Laws, as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

	(c	)
Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the Securities and Exchange Commission upon its request — Incorporated by reference to Form 10-K for the year ended March 27, 1987.

	(d	)	Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank - Incorporated by reference to Form 8-K, dated December 21, 1998.

	(e	)
Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 — Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).

	(f	)
First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 – Incorporated by reference to Form 10-K for the year ended March 28, 1998.

	(g	)
Second Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000 – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

	(h	)
Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000 – Incorporated by reference to From 10-K for the year ended April 1, 2000.

	(i	)
Fourth Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated October 15, 2001 – Incorporated by reference to Registration Statement on Form S-8 (File No. 333-82908).

	(j	)
Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated February 19, 2002 – Incorporated by reference to Form 10-Q for the quarter ended January 5, 2002.

	(l	)
First Amendment to Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of December 27, 2002 – Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

	(l	)
Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and the Provident Bank, as Agent and Arranger, dated as of March 21, 2003 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(m	)
First Amendment to Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of May 23, 2003 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(n	)	Second Amendment to Second Amended and Restated Credit Agreement, dated as October 3, 2003 – Incorporated by reference to Form 10-Q for the quarter ended October 11, 2003.

Exhibit 10	(a	)	Agreements between Ruan Leasing Company and Marsh Supermarkets, Inc., dated September 18, 1987 – Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

	(b	)	Lease agreements relating to warehouse located at 333 South Franklin Road, Indianapolis, Indiana — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

Management Contracts and Compensatory Plans:

	(c	)	Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

	(d	)	Indemnification Agreements — Incorporated by reference to Form 10-Q for quarter ended January 6, 1990.

	(e	)	Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan — Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.

	(f	)	Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(g	)	Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors — Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.

	(h	)	Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan — Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.

	(i	)	Severance Benefits Agreements, dated as of January 1, 1996 — Incorporated by reference to Form 10-K for the year ended March 29, 1997.

	(j	)	Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh — Incorporated by reference to Form 10-K for the year ended March 29, 1997.

	(k	)	Form of Restricted Stock Agreement, dated as of September 15, 1997 — Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.

	(l	)	Marsh Supermarkets, Inc. Outside Directors’ Stock Plan, as adopted November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

	(m	)
Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 – Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

	(n	)
Executive Stock Purchase Plan of Mash Supermarkets, Inc., effective as of September 1, 1998 – Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

(o )	Marsh Deferred Compensation Plan – Incorporated by reference to Form S-8, dated September 25, 1998 (File No. 333-64343).

(p )	1999 Outside Directors’ Stock Option Plan, effective as of June 1, 1999 – Incorporated by reference to Proxy Statement, dated June 27, 1999, for Annual Meeting of Shareholders held August 3, 1999.

(q )	Form of Employment Agreement, dated as of August 3, 1999 – Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

(r )	1999 Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999 – Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

(s )	Forms of Guarantee related to Executive Stock Purchase Plan of Marsh Supermarkets, Inc. – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

(t )	First Amendment to 1999 Senior Executive Supplemental Retirement Plan, dated February 13, 2003-Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

(u )	Employment Agreement between Marsh Supermarkets, LLC and Frank J. Bryja, dated as of September 15, 2002 — Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

(v )	Employment Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(w )	Employment Agreement between Marsh Supermarkets, Inc. and David A. Marsh, dated as of August 9, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(x )	Employment Agreement between Marsh Supermarkets, Inc. and William L. Marsh, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(y )	Employment Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(z )	Employment Agreement, as amended, between Marsh Supermarkets, Inc, and Douglas W. Dougherty, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(aa)	Employment Agreement between Crystal Food Services, LLC and Jack J. Bayt, dated as of Marsh 30, 2003 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ab)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Douglas W. Dougherty, dated as of May 6, 1998 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ac)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of October 22, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

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

(af)	Amended and Restated Supplemental Retirement Plan, dated as of January 1, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ag)	First Amendment to Amended and Restated Supplemental Retirement Plan, dated as of December 31, 1998 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ah)	Amended and Restated Marsh Equity Ownership Plan, dated as of January 1, 1989 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ai)	First Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 7, 2001 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(aj)	Second Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 31, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ak)	Third Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 31, 2003 – Incorporated by reference to Form 10-K for the year ended March 27, 2004.

(al)	Second Amendment to Amended and Restated Supplemental Retirement Plan, dated as of February 19, 2004 – Incorporated by reference to Form 10-K for the year ended March 27, 2004.

(am)	First Amendment to Marsh Deferred Compensation Plan, dated as of December 31, 2003 – Incorporated by reference to Form 10-K for the year ended March 27, 2004.

(an)	Confidential Settlement Agreement and Release of All Claims, dated as of April 13, 2005 *

(ao)	Summary of Director and Executive Officer Compensation *

(ap)	Amended and Restated Marsh Deferred Compensation Plan, effective as of January 1, 2005 *

Exhibit 13 -	2005 Annual Report to Shareholders (only portions specifically incorporated by reference are included herein).*

Exhibit 21 -	Subsidiaries of the Registrant.*

Exhibit 23 -	Consent of Independent Registered Public Accounting Firm*

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)	Exhibits: See Exhibit Index

(c)	Financial Statement Schedules: See Item 15(a)(2)

* Being filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSH SUPERMARKETS, INC.

June 23, 2005	By:	/s/ Don E. Marsh

Don E. Marsh,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 23, 2005	/s/ Don E. Marsh

Don E. Marsh, Chairman of the Board
and Chief Executive Officer and Director

June 23, 2005	/s/ Mark A. Varner

Mark A. Varner, Vice President -
Corporate Controller and
Interim Chief Financial Officer

June 23, 2005	/s/ William L. Marsh

William L. Marsh, Senior Vice President-
Property Management, and Director

June 23, 2005	/s/ J. Michael Blakley

J. Michael Blakley, Director

June 23, 2005	/s/ P. Lawrence Butt

P. Lawrence Butt, Senior Vice President,
Counsel and Secretary, and Director

June 23, 2005	/s/ Charles R. Clark

Charles R. Clark, Director

June 23, 2005	/s/ John J. Heidt

John J. Heidt, Director

June 23, 2005	/s/ Stephen M. Huse

Stephen M. Huse, Director

June 23, 2005	/s/ Catherine A. Langham

Catherine A. Langham, Director

June 23, 2005	/s/ James K. Risk

James K. Risk, III, Director

June 23, 2005	/s/ K. Clay Smith

K. Clay Smith, Director

Exhibit Index

Exhibit 3	(a)	Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(b)	By-Laws, as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

Exhibit 4	(a)	Articles V, VI and VII of the Company’s Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(b)	Articles I and IV of the Company’s By-Laws, as amended as of November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

	(c)	Agreement of the Company to furnish a copy of any agreement relating to certain long- term debt and leases to the Securities and Exchange Commission upon its request — Incorporated by reference to Form 10-K for the year ended March 27, 1987.

	(d)	Amended and Restated Rights Agreement, dated as of August 1, 1989, between Marsh Supermarkets, Inc. and National City Bank, dated as of December 24, 1998 — Incorporated by reference to Form 8-K, dated December 21, 1998.

	(e)	Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 — Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).

	(f)	First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 – Incorporated by reference to Form 10-K for the year ended March 28, 1998.

	(g)	Second Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000. – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

	(h)	Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000. – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

	(i)	Fourth Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated October 15, 2001 – Incorporated by reference to Registration Statement on Form S-8 (File No. 333-82908)

	(j)	Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated February 19, 2002 – Incorporated by reference to Form 10-Q for the quarter ended January 5, 2002.

	(k)	First Amendment to Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of December 27, 2002 –Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

	(l)	Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and the Provident Bank, as Agent and Arranger, dated as of March 21, 2003– Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(m)	First Amendment to Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of May 23, 2003 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(n)	Second Amendment to Second Amended and Restated Credit Agreement, dated as October 3, 2003 – Incorporated by reference to Form 10-Q for the quarter ended October 11, 2003.

Exhibit 10	(a)	Agreements between Ruan Leasing Company and Marsh Supermarkets, Inc., dated September 18, 1987 – Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

	(b)	Lease agreements relating to warehouse located at 333 South Franklin Road, Indianapolis, Indiana — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

Management Contracts and Compensatory Plans:

	(c)	Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries - Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

	(d)	Indemnification Agreements — Incorporated by reference to Form 10-Q for the quarter ended January 6, 1990.

	(e)	Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan — Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.

	(f)	Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(g)	Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors - Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.

	(h)	Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan — Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.

	(i)	Severance Benefits Agreements, dated as of January 1, 1996. — Incorporated by reference to Form 10-K for the year ended March 29, 1997.

	(j)	Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh - Incorporated by reference to Form 10-K for the year ended March 29, 1997.

	(k)	Form of Restricted Stock Agreement, dated as of September 15, 1997 — Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.

	(l)	Marsh Supermarkets, Inc. Outside Directors’ Stock Plan, as adopted November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

	(m)	Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 – Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

	(n)	Executive Stock Purchase Plan of Mash Supermarkets, Inc., effective as of September 1, 1998 – Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

	(o)	Marsh Deferred Compensation Plan – Incorporated by reference to Form S-8, dated September 25, 1998 (File No. 333-64343).

	(p)	1999 Outside Directors’ Stock Option Plan, dated as of June 1, 1999 – Incorporated by reference to Proxy Statement, dated June 27, 1999, for Annual Meeting of Shareholders held August 3, 1999.

	(q)	Form of Employment Agreement, dated as of August 3, 1999 –Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

	(r)	1999 Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999 – Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

	(s)	Forms of Guarantee related to Executive Stock Purchase Plan of Marsh Supermarkets, Inc. – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

	(t)	First Amendment to 1999 Senior Executive Supplemental Retirement Plan, dated February 13, 2003-Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

	(u)	Employment Agreement between Marsh Supermarkets, LLC and Frank J. Bryja, dated as of September 15, 2002 -Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

	(v)	Employment Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(w)	Employment Agreement between Marsh Supermarkets, Inc. and David A. Marsh, dated as of August 9, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(x)	Employment Agreement between Marsh Supermarkets, Inc. and William L. Marsh, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(y)	Employment Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(z)	Employment Agreement, as amended, between Marsh Supermarkets, Inc, and Douglas W. Dougherty, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(aa)	Employment Agreement between Crystal Food Services, LLC and Jack J. Bayt, dated as of Marsh 30, 2003 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ab)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Douglas W. Dougherty, dated as of May 6, 1998 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ac)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of October 22, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ad)	Split Dollar Agreement between Marsh Supermarkets, Inc. and American National Trust and Investment Company, Trustee of the Don E. Marsh 1983 Irrevocable Trust for Children, dated as of January 1, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ae)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and David A. Marsh, dated as of January 17, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(af)	Amended and Restated Supplemental Retirement Plan, dated as of January 1, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ag)	First Amendment to Amended and Restated Supplemental Retirement Plan, dated as of December 31, 1998 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ah)	Amended and Restated Marsh Equity Ownership Plan, dated as of January 1, 1989 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ai)	First Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 7, 2001 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(aj)	Second Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 31, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ak)	Third Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 31, 2003 – Incorporated by reference to Form 10-K for the year ended March 27, 2004.

(al)	Second Amendment to Amended and Restated Supplemental Retirement Plan, dated as of February 19, 2004 – Incorporated by reference to Form 10-K for the year ended March 27, 2004.

(am)	First Amendment to Marsh Deferred Compensation Plan, dated as of December 31, 2003 – Incorporated by reference to Form 10-K for the year ended March 27, 2004.

(an)	Confidential Settlement Agreement and Release of All Claims, dated as of April 13, 2005 *

(ao)	Summary of Director and Executive Officer Compensation *

(ap)	Amended and Restated Marsh Deferred Compensation Plan, effective as of January 1, 2005 *

Exhibit 13 -	2005 Annual Report to Shareholders (only portions specifically incorporated by reference are included herein). *

Exhibit 21 -	Subsidiaries of the Registrant.*

Exhibit 23 -	Consent of Independent Registered Public Accounting Firm.*

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Being filed herewith