Form 10-Q
period 2005-06-25
MARSH SUPERMARKETS INC
filed 2005-08-04
CIK 62737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
     Number of shares outstanding of each class of the registrant’s common stock as of July 21, 2005:

Class A Common Stock	3,747,375	shares
Class B Common Stock	4,167,725	shares

	7,915,100	shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 25,	April 2,	June 19,
	2005	2005	2004
	(Unaudited)	(Note A)	(Unaudited)
Assets
Current assets:
Cash and equivalents	$46,305	$27,364	$41,656
Accounts and notes receivable, net	22,941	22,153	22,924
Inventories	135,612	132,758	127,280
Prepaid expenses	4,869	6,619	3,829
Recoverable income taxes	1,226	841	3,289

Total current assets	210,953	189,735	198,978
Property and equipment, less allowances for depreciation	316,343	307,816	294,955
Other assets	50,529	49,317	52,801

Total Assets	$577,825	$546,868	$546,734

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$83,639	$75,786	$76,333
Accrued liabilities	48,322	54,941	46,925
Current maturities of long-term liabilities	78,937	48,444	5,080

Total current liabilities	210,898	179,171	128,338

Long-term liabilities:
Long-term debt	132,579	133,268	181,163
Capital lease obligations	26,921	27,212	27,935
Pension and post-retirement benefits	53,649	52,229	43,766

Total long-term liabilities	213,149	212,709	252,864

Deferred items:
Income taxes	8,380	8,823	18,483
Gains from sale/leasebacks	16,196	16,487	15,337
Other	5,292	5,363	3,526

Total deferred items	29,868	30,673	37,346

Shareholders’ Equity:
Common stock, Classes A and B	26,699	26,630	26,588
Retained earnings	130,520	130,890	131,399
Cost of common stock in treasury	(15,876)	(15,755)	(15,724)
Deferred cost — restricted stock	(120)	(137)	(191)
Notes receivable – stock purchases	(11)	(11)	(11)
Accumulated other comprehensive loss	(17,302)	(17,302)	(13,875)

Total shareholders’ equity	123,910	124,315	128,186

Total Liabilities and Shareholders’ Equity	$577,825	$546,868	$546,734

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	12 Weeks Ended
	June 25,	June 19,
	2005	2004
Sales and other revenues	$409,780	$399,396
Gains from sales of property	—	456

Total revenues	409,780	399,852
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	287,354	281,123

Gross profit	122,426	118,729
Selling, general and administrative	111,065	106,039
Depreciation	5,972	5,785

Operating income	5,389	6,905
Interest	4,447	4,283
Other non-operating income	(119)	—

Income before income taxes	1,061	2,622
Income taxes	387	1,004

Net income	$674	$1,618

Earnings per common share:
Basic	$.09	$.20
Diluted	.08	.20

Dividends declared per share	$.13	$.13
See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	12 Weeks Ended
	June 25,	June 19,
	2005	2004
Operating activities
Net income	$674	$1,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,972	5,785
Changes in operating assets and liabilities	(1,892)	1,776
Other operating activities	267	963

Net cash provided by operating activities	5,021	10,142

Investing activities
Net acquisition of property, equipment and land	(14,503)	(13,670)
Other investing activities	—	115

Net cash used for investing activities	(14,503)	(13,555)

Financing activities
Proceeds of long-term borrowings	55,000	30,000
Proceeds of sale/leasebacks	—	10,810
Payments of long-term debt and capital leases	(25,487)	(21,598)
Cash dividends paid	(1,038)	(1,032)
Purchase of common shares for treasury	(466)	(794)
Other financing activities	414	99

Net cash provided by financing activities	28,423	17,485

Net increase in cash and equivalents	18,941	14,072
Cash and equivalents at beginning of period	27,364	27,584

Cash and equivalents at end of period	$46,305	$41,656

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share amounts, or as otherwise noted)
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. This report should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended April 2, 2005. The balance sheet at April 2, 2005, has been derived from the audited financial statements at that date.
The Company’s fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to “2006” and “2005” relate to the fiscal years ending April 1, 2006 and April 2, 2005, respectively.
The condensed consolidated financial statements for the twelve-week periods ended June 25, 2005 and June 19, 2004, respectively, were not audited by an independent registered public accounting firm. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented.
Operating results for the twelve-week period ended June 25, 2005, are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2006.
Note B — Earnings Per Share
The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share:

	12 Weeks Ended
	June 25,	June 19,
	2005	2004
Net income	$674	$1,618

Weighted average shares outstanding	7,913	7,924
Non-vested restricted shares	(16)	(17)

Denominator for basic earnings per share	7,897	7,907
Effect of dilutive securities:
Non-vested restricted shares	16	17
Stock options	91	126

Denominator for diluted earnings per share - adjusted weighted average shares	8,004	8,050

Note C — Stock Option Plans
The Company’s stock option plans are accounted for under the intrinsic value method of APB Opinion 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123:

	12 Weeks Ended
	June 25,	June 19,
	2005	2004
Net income, as reported	$674	$1,618
Compensation expense recorded	10	9
Compensation expense using the fair value method, net of tax	(22)	(180)

Pro-forma net income	$662	$1,447

Reported earnings per share:
Basic	$.09	$.20
Diluted	.08	.20

Pro-forma earnings per share:
Basic	.08	.18
Diluted	.08	.18
Note D — Long-Term Debt
The Company has a revolving credit facility that permits total borrowings of $82.5 million. At June 25, 2005, the Company had borrowings under the facility of $75 million and would have had additional permitted borrowings of $0.7 million. The facility matures in February 2006, and the Company believes that it will be able to secure an extension or other financing prior to the credit facility’s maturity date.

Note E — Long-Term Debt and Guarantor Subsidiaries
Other than three minor subsidiaries, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under its 8 7/8% senior subordinated notes. The Guarantors are wholly-owned subsidiaries of the Company.
Balance sheet as of June 25, 2005:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$46,305	$46,305
Accounts and notes receivable, net	—	22,941	22,941
Inventories	—	135,612	135,612
Prepaid expenses	—	4,869	4,869
Recoverable income taxes	1,226	—	1,226

Total current assets	1,226	209,727	210,953
Property and equipment, less allowances for depreciation	37,551	278,792	316,343
Other assets	2,794	47,735	50,529

Total Assets	$41,571	$536,254	$577,825

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$83,639	$83,639
Accrued liabilities	14,873	33,449	48,322
Current maturities of long-term liabilities	1,798	77,139	78,937

Total current liabilities	16,671	194,227	210,898

Long-term liabilities:
Long-term debt	110,057	22,522	132,579
Capital lease obligations	—	26,921	26,921
Pension and post-retirement benefits	49,302	4,347	53,649

Total long-term liabilities	159,359	53,790	213,149

Deferred items:
Income taxes	8,380	—	8,380
Gains from sale/leasebacks	2,126	14,070	16,196
Other	—	5,292	5,292

Total deferred items	10,506	19,362	29,868

Amounts due parent from subsidiaries	(142,940)	142,940	—

Shareholders’ Equity:
Common stock, Classes A and B	26,699	—	26,699
Retained earnings	4,585	125,935	130,520
Cost of common stock in treasury	(15,876)	—	(15,876)
Deferred cost — restricted stock	(120)	—	(120)
Notes receivable — stock purchases	(11)	—	(11)
Accumulated other comprehensive loss	(17,302)	—	(17,302)

Total shareholders’ equity	(2,025)	125,935	123,910

Total Liabilities and Shareholders’ Equity	$41,571	$536,254	$577,825

Balance sheet as of April 2, 2005:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$27,364	$27,364
Accounts and notes receivable, net	—	22,153	22,153
Inventories	—	132,758	132,758
Prepaid expenses	—	6,619	6,619
Recoverable income taxes	841	—	841

Total current assets	841	188,894	189,735
Property and equipment, less allowances for depreciation	37,919	269,897	307,816
Other assets	2,841	46,476	49,317

Total Assets	$41,601	$505,267	$546,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$75,786	$75,786
Accrued liabilities	12,581	42,360	54,941
Current maturities of long-term liabilities	1,754	46,690	48,444

Total current liabilities	14,335	164,836	179,171

Long-term liabilities:
Long-term debt	110,504	22,764	133,268
Capital lease obligations	—	27,212	27,212
Pension and post-retirement benefits	47,994	4,235	52,229

Total long-term liabilities	158,498	54,211	212,709

Deferred items:
Income taxes	8,823	—	8,823
Gains from sale/leasebacks	2,162	14,325	16,487
Other	—	5,363	5,363

Total deferred items	10,985	19,688	30,673

Amounts due parent from subsidiaries	(141,381)	141,381	—

Shareholders’ Equity:
Common stock, Classes A and B	26,630	—	26,630
Retained earnings	5,739	125,151	130,890
Cost of common stock in treasury	(15,755)	—	(15,755)
Deferred cost — restricted stock	(137)	—	(137)
Notes receivable — stock purchases	(11)	—	(11)
Accumulated other comprehensive loss	(17,302)	—	(17,302)

Total shareholders’ equity	(836)	125,151	124,315

Total Liabilities and Shareholders’ Equity	$41,601	$505,267	$546,868

Statement of income for the 12 weeks ended June 25, 2005:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Total revenues	$1,305	$409,780	$(1,305)	$409,780
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	287,354	—	287,354

Gross profit	1,305	122,426	(1,305)	122,426
Selling, general and administrative	771	111,599	(1,305)	111,065
Depreciation	378	5,594	—	5,972

Operating income	156	5,233	—	5,389
Interest and debt expense	449	3,998	—	4,447
Other non-operating income	(119)	—	—	(119)

Income (loss) before income taxes	(174)	1,235	—	1,061
Income taxes (benefit)	(62)	449	—	387

Net income (loss)	$(112)	$786	$—	$674

Statement of income for the 12 weeks ended June 19, 2004:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Total revenues	$1,152	$399,833	$(1,133)	$399,852
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	281,123	—	281,123

Gross profit	1,152	118,710	(1,133)	118,729
Selling, general and administrative	529	106,643	(1,133)	106,039
Depreciation	320	5,465	—	5,785

Operating income	303	6,602	—	6,905
Interest	420	3,863	—	4,283

Income (loss) before income taxes	(117)	2,739	—	2,622
Income taxes (benefit)	(42)	1,046	—	1,004

Net income (loss)	$(75)	$1,693	$—	$1,618

Statement of cash flows for the twelve weeks ended June 25, 2005:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$1,501	$3,520	$5,021
Net cash used for investing activities	(10)	(14,493)	(14,503)
Financing activities:
Proceeds of long-term borrowings	—	55,000	55,000
Repayments of long-term debt and capital leases	(401)	(25,086)	(25,487)
Cash dividends paid	(1,038)	—	(1,038)
Purchase of common shares for treasury	(466)	—	(466)
Other financing activities	414	—	414

Net cash provided by (used for) financing activities	(1,491)	29,914	28,423

Net increase in cash and equivalents	—	18,941	18,941

Cash and equivalents at beginning of period	—	27,364	27,364

Cash and equivalents at end of period	$—	$46,305	$46,305

Statement of cash flows for the twelve weeks ended June 19, 2004:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$2,265	$7,877	$10,142
Net cash used for investing activities	(284)	(13,271)	(13,555)
Financing activities:
Proceeds of long-term borrowings	—	30,000	30,000
Proceeds of sale leasebacks	—	10,810	10,810
Repayments of long-term debt and capital leases	(235)	(21,363)	(21,598)
Cash dividends paid	(1,032)	—	(1,032)
Purchase of common shares for treasury	(794)	—	(794)
Other financing activities	80	19	99

Net cash provided by (used for) financing activities	(1,981)	19,466	17,485

Net increase in cash and equivalents	—	14,072	14,072

Cash and equivalents at beginning of period	—	27,584	27,584

Cash and equivalents at end of period	$—	$41,656	$41,656

Note F — Employee Benefit Plans
The components of net periodic benefit cost were as follows:

	Pension		Post-retirement
	June 25,	June 19,	June 25,	June 19,
	2005	2004	2005	2004
Service cost	$280	$223	$123	$120
Interest cost	1,077	1,039	60	63
Expected return on plan assets	(718)	(763)	—	—
Recognized actuarial loss	399	365	13	9
Amortization of prior service cost	85	85	(11)	(5)

Benefit cost	$1,123	$949	$185	$187

Note G — Stock Repurchase Program
In May 2005, the board of directors authorized an increase in the limit for the repurchase of the Company’s Class A and/or Class B Common Stock to $21.0 million from $18.0 million.
Note H — Contingencies
The Company may be involved in litigation from time to time in the normal course of business. The Company is not aware of any contingencies that would have a material adverse impact on its financial statements.
Note I — Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values; pro forma disclosure is no longer an alternative.
Statement No. 123(R) will be effective for the first fiscal year beginning after June 15, 2005. Accordingly, the Company will adopt the statement at the beginning of its fiscal year 2007. The Company expects to adopt Statement No. 123(R) using the modified prospective method, in which compensation cost, if any, will be recognized beginning with the effective date.
As permitted by Statement No. 123, the Company currently accounts for shared-based payments using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. The impact of the adoption of Statement No. 123(R) cannot be predicted because it will depend on levels of stock options and any other forms of share-based payments granted in the future. Had the Company adopted Statement No. 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share in Note C above. However, the Company expects the adoption will not have an immediate material impact on the financial statements as there will be a minimal number of unvested stock options outstanding at the adoption date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
At June 25, 2005, Marsh Supermarkets, Inc. (the “Company” or “Marsh”) operated through wholly-owned subsidiaries 118 supermarkets under the Marsh, LoBill Foods, O’Malia’s Food Markets, Arthur’s Fresh Market and Savin*$ banners, and 160 Village Pantry convenience stores in central Indiana and western Ohio. Marsh also owns and operates Crystal Food Services, which provides upscale and mid-scale catering, vending, concessions, coffee roasting and distribution, and business cafeteria management services; and McNamara, which operates seven upscale retail floral shops under the name McNamara and one business florist under the name Enflora.
Business Overview
Revenues from supermarket operations represented 77.2% of total revenues for the twelve weeks ended June 25, 2005, while convenience stores and foodservices contributed 17.9% and 3.7% of revenues, respectively. The Company’s major competitors include Walmart, Kroger and Meijer.
Market Trends
The Company’s efforts to increase revenues have been affected primarily by competitive store openings and remodels and the challenging local economy. At June 25, 2005, there were 13 major competitors’ stores opened or remodeled within the last 12 months, compared to 8 at June 19, 2004. The Company expects that new stores will continue to be opened in its market area. According to U.S. Department of Labor statistics, employment in the six largest cities in central Indiana increased 14,000 jobs, or1.2%, from May 2004 to May 2005.
The Company’s efforts to maintain or increase gross profit rates continue to be a challenge due to competitors’ pricing and promotional activity. Also, recent commodities price increases, particularly in beef and gasoline, have created additional pressures on gross profit rates.
Management Focus
Given the continued pressures on revenues and gross profit rates, the Company’s management continues to focus on merchandising strategies, expense reduction, asset management and cash flow.
The Company continues to pursue expense reduction initiatives that were begun two years ago. Those initiatives included changes to employee medical benefits plans, seeking greater efficiencies in store labor scheduling, lowering interest expense by replacing fixed rate debt with lower variable rate debt, pursuing lower costs of goods, supplies and services, in-house handling versus outsourcing of certain support services, and improving warehousing and delivery logistics. The initiatives completed to date have partially offset increases in non-controllable and other selling, general and administrative expenses. Moreover, the Company has identified additional cost reduction and profit improvement initiatives with respect to the continued refinement of store labor efficiencies, and further reductions in supply costs and service contracts. The Company expects to implement these measures during the remainder of 2006. There can be no assurance that the Company’s cost reduction efforts will reduce aggregate expenses or improve gross profit rates or cash flows. See Cautionary Note Regarding Forward-Looking Statements.
Management is also focused on the Company’s capital structure, including the February 2006 maturity of its revolving credit facility. The Company believes it will be able to secure an extension or other financing prior to its maturity.

Results of Operations
Results of operations for interim periods do not necessarily reflect the results of operations that may be expected for the entire fiscal year.
The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

	First Quarter
	Percent of Revenues		Percent
	2006	2005	Change
Total revenues	100.0%	100.0%	2.5%
Gross profit	29.9%	29.7%	3.1%
Selling, general and administrative	27.1%	26.5%	4.7%
Depreciation	1.5%	1.4%	3.2%
Operating income	1.3%	1.7%	(22.0%)
Interest	1.1%	1.1%	3.8%
Other non-operating income	—	—	n/m
Income taxes	0.1%	0.3%	(61.5%)
Net income	0.2%	0.4%	(58.3%)

n/m = not meaningful
Total Revenues
Consolidated total revenues were $409.8 million for the first quarter of 2006, compared to $399.9 million for the first quarter of 2005, with the increase primarily due to new stores and higher gasoline prices. Sales in comparable supermarkets and convenience stores increased 1.6% in 2006 from 2005, and sales in comparable supermarkets and convenience stores excluding gasoline sales increased 0.6%. A store is included in comparable store sales beginning in the four-week period after the store has been in operation a full year, including replacement stores and format conversions. The Company excludes gasoline sales from its analysis of revenues and comparable store sales because gasoline prices fluctuate widely and frequently, making analytical comparisons difficult. Competitors’ new store openings and continued high levels of competitive promotional activity continue to adversely affect comparable store sales.
A reconciliation of comparable stores sales and sales excluding gasoline is as follows (in million):

	2006	2005
Total revenues	$409.8	$399.9
Less non-supermarket and c-store sales	30.8	26.8

Comparable supermarket and convenience store sales	379.0	373.1
Less comparable stores gasoline sales	41.1	37.1

Comparable supermarket and convenience store sales excluding gasoline	$337.9	$336.0

Gross Profit
Gross profit is calculated net of warehousing and transportation costs excluding depreciation. Gross profit as a percentage of revenues may not be comparable to other supermarket retailers because the Company does not include purchasing costs and advertising costs in the calculation. Consolidated gross profit was 29.9% of revenues for the first quarter of 2006 compared to 29.7% for the same quarter of 2005. The increase as a percentage of sales resulted from gross profit rate improvement in all divisions.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses include store expenses, administrative and corporate expenses, advertising and purchasing personnel costs. Consolidated SG&A expenses were $111.1 million for the first quarter of 2006, compared to $106.0 million for the first quarter of 2005. Consolidated SG&A expenses were 27.1% of revenues for the first quarter of 2006 compared to 26.5% for the first quarter of 2005.The increase in both dollars and as a percentage of revenues resulted from the opening of five supermarkets opened subsequent to the first quarter of 2005. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, decreased 0.4% due to a reduction in hours worked. The continued refinement of labor scheduling accounted for the reduction in hours worked.
Depreciation Expense
Depreciation expense was $5.9 million for the first quarter of 2006, compared to $5.8 million for the first quarter of 2005. Depreciation expense as a percentage of revenues was 1.5% in 2006 and 1.4% in 2005.
Interest Expense
Interest expense was $4.4 million for the first quarter of 2006, compared to $4.3 million for the first quarter of 2005, with the increase attributable to higher borrowing in 2006. Interest expense as a percentage of revenues was 1.1% for the first quarters of both 2006 and 2005.
Other Non-operating Income
In the first quarter of 2006, the Company received $119,000 in settlement of litigation against one of its general liability insurance carriers for costs related to the remediation of petroleum contamination.
Income Taxes
The effective income tax rate was 36.5% for the first quarter of 2006 compared to 38.3% for the prior year quarter.
Pension and Post-retirement Benefits
Deferred pension and post-retirement benefit obligations increased $1.4 million to $53.6 million at June 25, 2005, from April 2, 2005. The increase is primarily attributable to the recognition of expense for deferred pension plans.
Capital Expenditures
The Company’s capital requirements have traditionally been financed through long-term borrowings, lease financings, including capital and operating leases, and internally generated funds. The Company expects continued access to such financing sources.
During the first quarter of 2006, one Arthur’s Fresh Market was opened. Additionally in 2006, the Company plans to open one Marsh supermarket and remodel five supermarkets. The cost of these projects and other capital commitments is estimated to be $60 million. Of this amount, the Company plans to fund approximately $25 million through sale/leasebacks or build to suit arrangements, $21 million through equipment leasing and believes it can finance the balance with internally generated funds.
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

Liquidity and Capital Resources
Net cash provided by operating activities in the first quarter of 2006 was $6.0 million, compared to $10.1 million in the first quarter of 2005. Net cash provided by operating activities for the first quarter of 2006 was less than the first quarter of 2005 primarily due to the decline in net income combined with increases in inventory.
The Company has a revolving credit facility that permits total borrowings of up to $82.5 million. Amounts borrowed are for terms selected by the Company at the time of borrowing. Interest rates are based on LIBOR or floating prime rate, and principal and interest are payable at maturity. Commitment fees of 0.5% are paid on unused amounts. The Company had borrowings of $75.0 million under the facility at June 25, 2005. The credit facility is secured by land and buildings having a net carrying cost of $71.0 million at June 25, 2005 and the facility contains certain debt covenants, including limits on future indebtedness, such as limitations on the ratio of long-term debt to EBITDA and on fixed charge coverage, cash dividends, repurchases of common stock and disposition of assets. Under the most restrictive debt covenant, the Company would have had additional permitted borrowings of $0.7 million as of June 25, 2005. The Company believes it will be able to secure an extension or other financing prior to the credit facility’s maturity date in February 2006. The increase in borrowings under the facility was primarily due to capital expenditures and short-term borrowings. At August 2, 2005, borrowings under the facility were $64 million.
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
The Company is self-insured for most healthcare claims, workers compensation claims, and general liability and automotive liability claims. Reported claims and related loss reserves are estimated by third party administrators and utilized by management to develop appropriate accruals. Claims incurred but not reported are recorded based on historical experience and industry trends, which are regularly monitored, and accruals are adjusted when warranted by changes in facts and circumstances.
Pension and other retirement benefits are administered by the Retirement Committee of the Employees’ Pension Plan of Marsh Supermarkets, Inc. and Subsidiaries. An independent financial consulting firm is engaged to advise the Retirement Committee regarding investment manager performance, and independent actuaries are consulted to assist in determining appropriate assumptions and are engaged to calculate estimated future obligations under the various plans.
Long-lived assets are depreciated over estimated useful lives based on the Company’s historical experience and prevailing industry practice. Estimated useful lives are periodically reviewed to ensure they remain appropriate. Long-lived assets are tested for impairment whenever an event occurs that indicates impairment may exist.
Income tax assets and liabilities are recognized based upon tax statutes, regulations and case law, but also include estimates. The estimated amounts are reviewed periodically and adjusted based upon factual changes and the related impact on management’s judgment.
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

Notes and accounts receivable are reviewed for collectability on a regular and periodic basis. Valuation allowances are adjusted for small recurring type transactions based on past experience, while large notes and amounts receivable are reviewed and allowances adjusted on a specific transaction basis.
Cautionary Note Regarding Forward-Looking Statements
This report includes certain forward-looking statements (statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties, many of which are beyond the Company’s control. The forward-looking statements and the Company’s future results, liquidity and capital resources are subject to risks and uncertainties including, but not limited to, the following: the entry of new competitive stores and their impact on the Company; the level of discounting and promotional spending by competitors; the Company’s ability to improve comparable store sales; the level of margins achievable in the Company’s operating divisions; the stability and timing of distribution incentives from suppliers; the Company’s ability to amend or refinance its revolving credit facility; softness in the local economy; the Company’s ability to control expenses including employee medical costs, labor, credit card fees, and workers compensation and general liability expense; uncertainties regarding gasoline prices and margins; the success of the Company’s new and remodeled stores; uncertainties regarding future real estate gains due to limited real estate holdings available for sale; potential interest rate increases on variable rate debt, as well as terms, costs and the availability of capital; the Company’s ability to collect outstanding notes and accounts receivable; uncertainties related to state and federal taxation and tobacco and environmental legislation; uncertainties associated with pension and other retirement obligations; uncertainties related to the outcome of pending litigation; the timely and on budget completion of store construction, conversion and remodeling; and other known and unknown risks and uncertainties. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company, as a policy, does not engage in significant speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at June 25, 2005, a one percent change in interest rates would not have had a material impact on the Company.
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
Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the quarter ended June 25, 2005, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In July 1994, the Board of Directors announced a plan for the repurchase of its Class A Common Stock and/or Class B Common Stock (the “Stock Repurchase Program”). The aggregate amount initially authorized for the Stock Repurchase Program has been subsequently amended, most recently to $21.0 million. Share repurchases during the quarter ended June 25, 2005, were as follows:

		Class A shares		Class B shares		Remaining
			Average		Average	Amount Authorized
Begin	End	Number	price	Number	price
04/03/05	05/02/05	57	12.15	36,948	12.60	$3.3 million

Total		57	12.15	36,948	12.60

All of the share purchases during the quarter ended June 25, 2005 were made under the Stock Repurchase Program. The program does not have a specified termination date.
Item 3. Defaults upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable.
Item 5. Other Information
     Not Applicable.
Item 6. Exhibits
     The following exhibits are included herein:

10	Summary of Management Incentive Plan

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Don E. Marsh.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of John C. Elbin

32.1	Section 1350 Certification of Don E. Marsh.

32.2	Section 1350 Certification of John C. Elbin

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH SUPERMARKETS, INC.

August 4, 2005	By:	/s/ John C. Elbin

John C. Elbin, Chief Financial Officer

August 4, 2005	By:	/s/ Mark A. Varner

Mark A. Varner
Chief Accounting Officer
Vice President – Corporate Controller