Form 10-Q
period 2005-10-15
MARSH SUPERMARKETS INC
filed 2005-11-29
CIK 62737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 15, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares outstanding of each class of the registrant’s common stock as of October 15, 2005:

Class A Common Stock -	3,734,927	shares
Class B Common Stock -	4,171,798	shares

	7,906,725	shares

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 15,	April 2,	October 9,
	2005	2005	2004
	(Unaudited)	(Note A)	(Unaudited)
Assets
Current assets:
Cash and equivalents	$51,038	$27,364	$37,188
Accounts receivable, net	20,984	22,153	19,944
Inventories	133,489	132,758	130,059
Prepaid expenses	5,617	6,619	5,232
Prepaid income taxes	3,572	841	4,647

Total current assets	214,700	189,735	197,070
Property and equipment, less allowances for depreciation	317,575	307,816	303,528
Other assets	47,593	49,317	52,526

Total Assets	$579,868	$546,868	$553,124

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$80,095	$75,786	$74,981
Accrued liabilities	58,122	54,941	53,826
Current maturities of long-term liabilities	69,047	48,444	5,255

Total current liabilities	207,264	179,171	134,062

Long-term liabilities:
Long-term debt	131,879	133,268	179,597
Capital lease and financing obligations	42,117	27,212	27,767
Pension and post-retirement benefits	50,642	52,229	45,176

Total long-term liabilities	224,638	212,709	252,540

Deferred items:
Income taxes	7,961	8,823	18,558
Gains from sale/leasebacks	15,805	16,487	14,975
Other	4,749	5,363	4,403

Total deferred items	28,515	30,673	37,936

Shareholders’ Equity:
Common stock, Classes A and B	26,660	26,630	26,615
Retained earnings	126,079	130,890	131,683
Cost of common stock in treasury	(15,938)	(15,755)	(15,656)
Deferred cost — restricted stock	(37)	(137)	(170)
Notes receivable — stock purchases	(11)	(11)	(11)
Accumulated other comprehensive loss	(17,302)	(17,302)	(13,875)

Total shareholders’ equity	119,451	124,315	128,586

Total Liabilities and Shareholders’ Equity	$579,868	$546,868	$553,124

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	16 Weeks Ended		28 Weeks Ended
	October 15,	October 9,	October 15,	October 9,
	2005	2004	2005	2004
Sales and other revenues	$549,103	$524,074	$958,883	$923,470
Gains from sales of property	532	818	532	1,274

Total revenues	549,635	524,892	959,415	924,744
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	390,200	370,200	677,554	651,323

Gross profit	159,435	154,692	281,861	273,421
Selling, general and administrative	150,259	139,996	261,324	246,035
Depreciation	8,151	7,787	14,123	13,572

Operating income	1,025	6,909	6,414	13,814
Interest	6,254	5,704	10,701	9,987
Other non-operating income	(264)	(838)	(383)	(838)

Income (loss) before income taxes	(4,965)	2,043	(3,904)	4,665
Income taxes (benefit)	(1,549)	739	(1,162)	1,743

Net income (loss)	$(3,416)	$1,304	$(2,742)	$2,922

Earnings (loss) per common share:
Basic	$(.43)	$.17	$(.35)	$.37
Diluted	(.43)	.16	(.35)	.36

Dividends declared per share	.13	.13	.26	.26
See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	28 Weeks Ended
	October 15,	October 9,
	2005	2004
Operating activities
Net income (loss)	$(2,742)	$2,922
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,123	13,572
Changes in operating assets and liabilities	2,314	4,430

Net cash provided by operating activities	13,695	20,924

Investing activities
Net acquisition of property, equipment and land	(21,646)	(29,331)
Other investing activities	-0-	861

Net cash used for investing activities	(21,646)	(28,470)

Financing activities
Proceeds of long-term borrowings	100,000	55,000
Proceeds of sale/leasebacks	15,595	11,372
Repayments of long-term debt and capital leases	(81,476)	(48,157)
Debt acquisition costs	(275)	—
Cash dividends paid	(2,066)	(2,058)
Purchases of shares for treasury	(539)	(821)
Other financing activities	386	1,814

Net cash provided by financing activities	31,625	17,150

Net increase in cash and equivalents	23,674	9,604

Cash and equivalents at beginning of period	27,364	27,584

Cash and equivalents at end of period	$51,038	$37,188

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
The Company’s fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to “2006” and “2005” relate to the fiscal years ending April 1, 2006, and April 2, 2005, respectively.
The condensed consolidated financial statements for the sixteen and twenty-eight week periods ended October 15, 2005 and October 9, 2004, respectively, were not audited by an independent registered public accounting firm. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented.
Operating results for the sixteen and twenty-eight week periods ended October 15, 2005, are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2006.
Note B — Earnings (Loss) Per Share
The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings (loss) per share:

	16 Weeks Ended				28 Weeks Ended
	October 15,			October 9,	October 15,			October 9,
	2005			2004	2005			2004
Net income (loss)	$(3,416)			$1,304	$(2,742)			$2,922

Weighted average shares outstanding	7,910			7,913	7,912			7,918
Non-vested restricted shares	(12)			(16)	(14)			(17)

Denominator for basic earnings (loss) per share	7,898			7,897	7,898			7,901
Effect of dilutive securities:
Non-vested restricted shares	—	(a	)	16	—	(a	)	17
Stock options	—	(a	)	72	—	(a	)	96

Denominator for diluted earnings (loss) per share - adjusted weighted average shares	7,898			7,985	7,898			8,014

(a)	Average shares outstanding exclude the anti-dilutive effects of non-vested restricted shares and stock options totaling 99,000 shares and 113,000 shares for the sixteen and twenty-eight weeks ended October 15, 2005, respectively.

Note C — Stock Based Compensation
The Company’s stock option plans are accounted for under the intrinsic value method of APB Opinion 25 and related interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS 123:

	16 Weeks Ended		28 Weeks Ended
	October 15,	October 9,	October 15,	October 9,
	2005	2004	2005	2004
Net income (loss), as reported	$(3,416)	$1,304	$(2,742)	$2,922
Compensation expense (benefit) recorded	(33)	14	(23)	23
Compensation (expense) benefit using the fair value method, net of tax	33	(212)	11	(392)

Pro-forma net income (loss)	$(3,416)	$1,106	$(2,754)	$2,553

Earnings (loss) per share, as reported:
Basic	$(.43)	$.17	$(.35)	$.37
Diluted	(.43)	.16	(.35)	.36

Earnings (loss) per share, pro-forma:
Basic	(.43)	.14	(.35)	.32
Diluted	(.43)	.14	(.35)	.32
Note D — Long-Term Debt and Financing Obligations
At October 15, 2005, the Company had a revolving credit facility that permitted total borrowings of up to $82.5 million. On November 9, 2005, the Company entered into a new revolving credit facility and terminated the previous credit facility. The new facility provides for a capacity of $95 million and is for a five-year term. Initial unused capacity under the new facility at November 9, 2005, was $38 million. The facility is secured by certain assets of the Company and is subject to a borrowing base composed of eligible inventory, eligible accounts receivable, pharmacy prescriptions and six parcels of real property having an appraised value of $77.4 million. Revolving loans outstanding under the credit facility bear interest, at the Company’s election, either at the prime rate plus an applicable margin set forth in the credit agreement based on average credit extensions, or at an adjusted LIBO rate plus an applicable margin set forth in the credit agreement based on average credit extensions. The credit agreement for the new facility contains cross default provisions and covenants typical of asset based lending agreements, including covenants that restrict, among other things, the Company’s ability to incur other indebtedness, sell assets or close stores, incur liens and make certain payments, and a debt to EBITDA maximum ratio covenant.
During the quarter ended October 15, 2005, the Company completed sale-leaseback transactions for two new stores. Due to the terms of the leases, the transactions have been recorded as financing transactions, rather than sales, and $15.6 million of financing obligations were recorded. The financing obligations require annual payments of $1.3 million including interest and are for a base term of 20 years with four five-year fixed price renewals.

Note E — Long-Term Debt and Guarantor Subsidiaries
Other than three minor subsidiaries, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under its 8 7/8% senior subordinated notes. The Guarantors are wholly-owned subsidiaries of the Company.
Balance sheet as of October 15, 2005:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$51,038	$51,038
Accounts receivable, net	—	20,984	20,984
Inventories	—	133,489	133,489
Prepaid expenses	—	5,617	5,617
Recoverable income taxes	3,572	—	3,572

Total current assets	3,572	211,128	214,700
Property and equipment, less allowances for depreciation	37,412	280,163	317,575
Other assets	2,633	44,960	47,593

Total Assets	$43,617	$536,251	$579,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$80,095	$80,095
Accrued liabilities	13,391	44,731	58,122
Current maturities of long-term liabilities	1,843	67,204	69,047

Total current liabilities	15,234	192,030	207,264

Long-term liabilities:
Long-term debt	109,604	22,275	131,879
Capital lease and financing obligations	—	42,117	42,117
Pension and post-retirement benefits	46,112	4,530	50,642

Total long-term liabilities	155,716	68,922	224,638

Deferred items:
Income taxes	7,961	—	7,961
Gains from sale/leasebacks	2,081	13,724	15,805
Other	—	4,749	4,749

Total deferred items	10,042	18,473	28,515

Amounts due parent from subsidiaries	(134,671)	134,671	—

Shareholders’ Equity:
Common stock, Classes A and B	26,660	—	26,660
Retained earnings	3,924	122,155	126,079
Cost of common stock in treasury	(15,938)	—	(15,938)
Deferred cost — restricted stock	(37)	—	(37)
Notes receivable — stock purchase	(11)	—	(11)
Accumulated other comprehensive loss	(17,302)	—	(17,302)

Total shareholders’ equity	(2,704)	122,155	119,451

Total Liabilities and Shareholders’ equity	$43,617	$536,251	$579,868

Balance sheet as of April 2, 2005:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$27,364	$27,364
Accounts receivable, net	—	22,153	22,153
Inventories	—	132,758	132,758
Prepaid expenses	—	6,619	6,619
Recoverable income taxes	841	—	841

Total current assets	841	188,894	189,735
Property and equipment, less allowances for depreciation	37,919	269,897	307,816
Other assets	2,841	46,476	49,317

Total Assets	$41,601	$505,267	$546,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$75,786	$75,786
Accrued liabilities	12,581	42,360	54,941
Current maturities of long-term liabilities	1,754	46,690	48,444

Total current liabilities	14,335	164,836	179,171

Long-term liabilities:
Long-term debt	110,504	22,764	133,268
Capital lease obligations	—	27,212	27,212
Pension and post-retirement benefits	47,994	4,235	52,229

Total long-term liabilities	158,498	54,211	212,709

Deferred items:
Income taxes	8,823	—	8,823
Gains from sale/leasebacks	2,162	14,325	16,487
Other	—	5,363	5,363

Total deferred items	10,985	19,688	30,673

Amounts due parent from subsidiaries	(141,381)	141,381	—

Shareholders’ Equity:
Common stock, Classes A and B	26,630	—	26,630
Retained earnings	5,739	125,151	130,890
Cost of common stock in treasury	(15,755)	—	(15,755)
Deferred cost — restricted stock	(137)	—	(137)
Notes receivable — stock purchases	(11)	—	(11)
Accumulated other comprehensive loss	(17,302)	—	(17,302)

Total shareholders’ equity	(836)	125,151	124,315

Total Liabilities and Shareholders’ Equity	$41,601	$505,267	$546,868

Statement of operations for the sixteen weeks ended October 15, 2005:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$1,738	$549,105	$(1,740)	$549,103
Gains from sales of property	—	532	—	532

Total revenues	1,738	549,637	(1,740)	549,635
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	390,200	—	390,200

Gross profit	1,738	159,437	(1,740)	159,435
Selling, general and administrative	1,125	150,874	(1,740)	150,259
Depreciation	505	7,646	—	8,151

Operating income	108	917	—	1,025
Interest	637	5,617	—	6,254
Other non-operating (income) loss	(1,062)	798	—	(264)

Income (loss) before income taxes	533	(5,498)	—	(4,965)
Income taxes (benefit)	169	(1,718)	—	(1,549)

Net income (loss)	$364	$(3,780)	$—	$(3,416)

Statement of operations for the sixteen weeks ended October 9, 2004:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$1,529	$524,055	$(1,510)	$524,074
Gains (losses) from sales of property	(19)	837	—	818

Total revenues	1,510	524,892	(1,510)	524,892
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	370,200	—	370,200

Gross profit	1,510	154,692	(1,510)	154,692
Selling, general and administrative	904	140,602	(1,510)	139,996
Depreciation	432	7,355	—	7,787

Operating income	174	6,735	—	6,909
Interest	562	5,142	—	5,704
Other non-operating income	—	(838)	—	(838)

Income (loss) before income taxes	(388)	2,431	—	2,043
Income taxes (benefit)	(138)	877	—	739

Net income (loss)	$(250)	$1,554	$—	$1,304

Statement of operations for the twenty-eight weeks ended October 15, 2005:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$3,043	$958,885	$(3,045)	$958,883
Gains from sales of property	—	532	—	532

Total revenues	3,043	959,417	(3,045)	959,415
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	677,554	—	677,554

Gross profit	3,043	281,863	(3,045)	281,861
Selling, general and administrative	1,896	262,473	(3,045)	261,324
Depreciation	883	13,240	—	14,123

Operating income	264	6,150	—	6,414
Interest	1,086	9,615	—	10,701
Other non-operating (income) loss	(1,181)	798	—	(383)

Income (loss) before income taxes	359	(4,263)	—	(3,904)
Income taxes (benefit)	107	(1,269)	—	(1,162)

Net income (loss)	$252	$(2,994)	$—	$(2,742)

Statement of operations for the twenty-eight weeks ended October 9, 2004:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$2,662	$923,451	$(2,643)	$923,470
Gains from sales of property	—	1,274	—	1,274

Total revenues	2,662	924,725	(2,643)	924,744
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	651,323	—	651,323

Gross profit	2,662	273,402	(2,643)	273,421
Selling, general and administrative	1,433	247,245	(2,643)	246,035
Depreciation	752	12,820	—	13,572

Operating income	477	13,337	—	13,814
Interest	982	9,005	—	9,987
Other non-operating income	—	(838)	—	(838)

Income (loss) before income taxes	(505)	5,170	—	4,665
Income taxes (benefit)	(180)	1,923	—	1,743

Net income (loss)	$(325)	$3,247	$—	$2,922

Statement of cash flows for the twenty-eight weeks ended October 15, 2005:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$3,404	$10,291	$13,695
Net cash used for investing activities	(376)	(21,270)	(21,646)
Financing activities
Proceeds of long-term borrowings	—	100,000	100,000
Proceeds of sale/leasebacks	—	15,595	15,595
Repayments of long-term debt and capital leases	(811)	(80,665)	(81,476)
Cash dividends paid	(2,066)	—	(2,066)
Other financing activities	(151)	(277)	(428)

Net cash provided by (used for) financing activities	(3,028)	34,653	31,625

Net increase in cash and equivalents	—	23,674	23,674

Cash and equivalents at beginning of period	—	27,364	27,364

Cash and equivalents at end of period	$—	$51,038	$51,038

Statement of cash flows for the twenty-eight weeks ended October 9, 2004:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$3,923	$17,001	$20,924
Net cash used for investing activities	(320)	(28,150)	(28,470)
Financing activities
Proceeds of long-term borrowings	—	55,000	55,000
Proceeds of sale/leasebacks	—	11,372	11,372
Repayments of long-term debt and capital leases	(728)	(47,429)	(48,157)
Cash dividends paid	(2,058)	—	(2,058)
Other financing activities	(817)	1,810	993

Net cash provided by (used for) financing activities	(3,603)	20,753	17,150

Net increase in cash and equivalents	—	9,604	9,604

Cash and equivalents at beginning of period	—	27,584	27,584

Cash and equivalents at end of period	$—	$37,188	$37,188

Note F — Employee Benefit Plans
The components of net periodic benefit cost for the sixteen week periods ended October 15, 2005, and October 9, 2004, were as follows:

	Pension		Post-retirement
	October 15,	October 9,	October 15,	October 9,
	2005	2004	2005	2004
Service cost	$386	$297	$164	$162
Interest cost	1,413	1,385	79	84
Expected return on plan assets	(938)	(1,017)	—	—
Recognized actuarial loss	438	486	17	11
Amortization of prior service cost	114	114	(14)	(6)

Benefit cost	$1,413	$1,265	$246	$251

The components of net periodic benefit cost for the twenty-eight week periods ended October 15, 2005, and October 9, 2004, were as follows:

	Pension		Post-retirement
	October 15,	October 9,	October 15,	October 9,
	2005	2004	2005	2004
Service cost	$666	$520	$287	$282
Interest cost	2,490	2,424	139	147
Expected return on plan assets	(1,656)	(1,780)	—	—
Recognized actuarial loss	837	851	30	20
Amortization of prior service cost	199	199	(25)	(11)

Benefit cost	$2,536	$2,214	$431	$438

Note G — Stock Repurchase Program
In May 2005, the Board of Directors authorized an increase in the limit for the repurchase of the Company’s Class A and/or Class B Common Stock pursuant to its Stock Repurchase Plan to $21.0 million from $18.0 million.
Note H — Contingencies
A complaint was filed against the Company on November 14, 2005, in the United States District Court for the Southern District of Indiana, Indianapolis Division, entitled United States of America v. Marsh Supermarkets, Inc. & Subsidiaries, Cause No. 1:05-CV-1709-JDT-TAB. The case involves a claim to recover an allegedly erroneous refund of federal income taxes and seeks repayment of the $1.0 million refund plus interest and plaintiff’s legal costs. The Company has not been served with the complaint, but disputes any claim and intends to defend this matter. The Company is unable to estimate the amount or range of potential judgment, but believes an adverse judgment will not have a material effect on the results of operations or financial condition of the Company.
Nash Finch filed a complaint in October 2005 to compel the Company to honor its remaining purchase commitment obligation under a $60 million supply agreement entered into in 2001 together with damages and attorney fees. The Company disputes the amount of the claim and intends to defend the matter, but believes an adverse judgment will not have a material effect on its results of operations or financial condition.
Settlement of the Visa Check/MasterMoney Antitrust Litigation, which provided compensatory relief and injunction to U.S. merchants and consumers became final in May 2005. The Company has been identified as a member of the class of merchants and is entitled to receive a cash payment however, the amount of payment is not determinable at this time. The Company believes any payment will not have a material impact on its results of operations or financial condition.

The Company may be involved in litigation from time to time in the normal course of business. The Company is not aware of any contingencies that would have a material adverse impact on its financial statements.
Note I — Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values; pro forma disclosure will no longer be an alternative.
Statement No. 123(R) will be effective for the first fiscal year beginning after June 15, 2005. Accordingly, the Company will adopt the statement at the beginning of its fiscal year 2007. The Company expects to adopt Statement No. 123(R) using the modified prospective method, in which compensation cost, if any, will be recognized beginning with the effective date.
As permitted by Statement No. 123, the Company currently accounts for shared-based payments using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. The impact of the adoption of Statement No. 123(R) cannot be predicted because it will depend on levels of stock options and any other forms of share-based payments granted in the future. Currently, there are no unvested stock options outstanding. Had the Company adopted Statement No. 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share in Note C above.
In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” which provides guidance related to the identification of and reporting for legal obligations to perform an asset retirement activity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is not expected to have a material effect on the Company’s financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
At October 15, 2005, Marsh Supermarkets, Inc. (the “Company” or “Marsh”) operated through wholly-owned subsidiaries 119 supermarkets under the Marsh®, LoBill Foods®, O’Malia’s Food Markets®, Arthur’s Fresh Market® and Savin*$SM banners, and 160 Village Pantry® convenience stores in central Indiana and western Ohio. Marsh also owns and operates Crystal Food ServicesSM, which provides upscale and mid-scale catering, vending, concessions, coffee roasting and office coffee, and business cafeteria management services; and McNamara®, which operates seven upscale retail floral shops under the name McNamara and one business florist under the name Enflora®.
Subsequent to the second quarter of fiscal 2005, the Company opened three Marsh supermarkets, one each in Indianapolis, Indiana, Pendleton, Indiana, and Naperville, Illinois, and closed one LoBill Foods in Pendleton.
Business Overview
Revenues from supermarket operations represented 75.9% of total revenues for the twenty-eight weeks ended October 15, 2005, while convenience stores and foodservices contributed 19.3% and 3.5% of revenues, respectively. The Company’s major competitors are Kroger, Walmart and Meijer.
Market Trends
The Company’s efforts to increase revenues have been affected primarily by competitive store openings and store remodels. As of October 15, 2005, there were 10 major competitors’ stores opened or remodeled within the last 12 months, compared to 14 at October 9, 2004. The Company expects that competitors will continue to open new stores in its market area. According to U.S. Department of Labor statistics, employment in the six largest cities in central Indiana increased 16,000 jobs, or 1.3%, from September 2004 to September 2005.
The Company’s ability to increase gross profit rates continues to be a challenge due to competitors’ pricing and promotional activity. Also, the significant oil commodity price increases of the past few months have resulted in both higher prices for petroleum based packaging and higher delivery costs, putting additional pressure on gross profit rates.
Management Focus
The Company has retained Merrill Lynch & Company to explore strategic alternatives for the enhancement of shareholder value, including a possible sale of the Company.
Given continued declining same store sales, the slow maturation of new stores opened the past five years, upward pressures on selling and general expenses, and limited operating cash flows, the Company is taking actions to a) stabilize its credit ratios on a sustainable basis, b) monitor and evaluate new store operating results and, c) identify and implement rational cost reduction initiatives. The Company has suspended the payment of future quarterly dividends on its common stock. Additionally, the Company intends to limit near-term capital expenditures and to evaluate underperforming stores and other assets for possible disposal or closure.

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
The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in such components:

	Second Quarter			Year - to - Date
	Percent of Revenues		Percent	Percent of Revenues		Percent
	2006	2005	Change	2006	2005	Change
Total revenues	100.0%	100.0%	4.7%	100.0%	100.0%	3.7%
Gross profit	29.0%	29.5%	3.1%	29.4%	29.6%	3.1%
Selling, general and administrative	27.3%	26.7%	7.3%	27.2%	26.6%	6.2%
Depreciation	1.5%	1.5%	4.7%	1.5%	1.5%	4.1%
Operating income	0.2%	1.3%	(85.2%)	0.7%	1.5%	(53.6%)
Interest	1.1%	1.1%	9.6%	1.1%	1.1%	7.1%
Other non-operating income	—	(0.2%)	(68.5%)	—	(0.1%)	(54.3%)
Income taxes (benefit)	(0.3%)	0.1%	n/m	(0.1%)	0.2%	n/m
Net income (loss)	(0.6%)	0.2%	n/m	(0.3%)	0.3%	n/m

n/m = not meaningful
Total Revenues
Consolidated total revenues were $549.6 million for the second quarter of 2006, compared to $524.9 million for the second quarter of 2005, with the increase attributable to higher gasoline prices and new stores. Sales in comparable supermarkets and convenience stores (c-stores) increased 3.6% in 2006 from 2005, but sales in comparable stores excluding gasoline sales declined 0.7%. A store is included in comparable store sales beginning in the four-week period after the store has been in operation a full year, including replacement stores and format conversions. The Company excludes gasoline sales from its analysis of revenues and comparable store sales because gasoline prices fluctuate widely and frequently, making analytical comparisons difficult. Comparable store sales continue to be adversely affected by competitors’ new store openings and high levels of competitive promotional activity.
Consolidated total revenues were $959.4 million for the first twenty-eight weeks of 2006, compared to $924.7 million for 2005, with the increase attributable to higher gasoline prices and new stores. Sales in comparable supermarkets and convenience stores increased 2.7% in 2006 from 2005, but sales in comparable stores excluding gasoline sales declined 0.1%.
A reconciliation of comparable stores sales and sales excluding gasoline follows (in millions):

	16 weeks ended		28 weeks ended
	October 15,	October 9,	October 15,	October 9,
	2005	2004	2005	2004
Total revenues	$549.6	$524.9	$959.4	$924.7
Less non-comparable supermarket and c-store sales	42.3	35.1	73.1	61.9

Comparable supermarket and convenience store sales	507.3	489.8	886.3	862.8
Less comparable stores gasoline sales	68.5	48.0	109.5	85.0

Comparable supermarket and convenience store sales excluding gasoline	$438.8	$441.8	$776.8	$777.8

Gross Profit
Gross profit is calculated net of warehousing and transportation excluding depreciation. Gross profit as a percentage of revenues may not be comparable to other supermarket retailers because the Company does not include purchasing costs and advertising costs in the calculation. Consolidated gross profit was 29.0% of revenues for the second quarter of 2006 compared to 29.5% for the same quarter of 2005. The decline as a percentage of sales was attributable to higher gasoline sales at a profit rate significantly lower than the profit rates achieved in the Company’s other product categories.
Consolidated gross profit as a percentage of revenues was 29.4% for the first twenty-eight weeks of 2006, compared to 29.6% for the same weeks of 2005, with the decline in rate due to higher gasoline sales at a lower margin rate.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses include store expenses, administrative and corporate expenses, advertising and purchasing personnel costs. As a percentage of revenues, SG&A expenses were 27.3% in the second quarter of 2006 compared to 26.7% in the same quarter of 2005. Consolidated SG&A expenses increased $10.3 million for the second quarter of 2006 compared to the second quarter of 2005. The increase was primarily due to $6.1 million of new stores’ operating costs, $1.6 million higher building and equipment repair costs, $0.5 million of severance costs, $0.5 million of strategic planning consulting fees, and $0.4 million of legal fees. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, decreased 2.2% primarily due to a reduction in total hours and overtime worked. The continued refinement of labor scheduling accounted primarily for the reduction of hours worked.
Consolidated SG&A expenses increased $15.3 million for the twenty-eight weeks in 2006 from the comparable twenty-eight weeks in 2005. Approximately half of the increase in SG&A expenses resulted from new stores with the remainder attributable to existing stores and higher general and administrative expenses. As a percentage of revenues, consolidated SG&A expenses were 27.2% for 2006, compared to 26.6% in 2005. In stores open both periods, wage expense decreased 1.4% from the comparable twenty-eight weeks of the prior year for the reason cited above.
Depreciation
Depreciation for the second quarter of 2006 was $8.2 million, compared to $7.8 million for the second quarter of 2005. As a percentage of revenues, depreciation was 1.5% for the second quarter of both 2006 and 2005.
For the first twenty-eight weeks of 2006, depreciation was $14.1 million, compared to $13.6 million for the first twenty-eight weeks in 2005 and depreciation expense as a percentage of revenues was 1.5% for both 2006 and 2005.
Interest
Interest for the second quarter of 2006 was $6.3 million, compared to $5.7 million for the second quarter of 2005 due primarily to higher amounts borrowed under the Company’s revolving credit agreement. Interest as a percentage of revenues was 1.1% for the second quarter of both 2006 and 2005.
For the first twenty-eight weeks of 2006, interest was $10.7 million, compared to $10.0 million in 2005 and interest as a percentage of revenues was 1.1% for the first twenty-eight weeks of both 2006 and 2005.

Other Non-operating Income
During the second quarter of 2006, the Company received $1.0 million in settlement of litigation for costs incurred in connection with the remediation of petroleum contamination. Also during the second quarter of 2006, the Company recorded a $0.7 million charge for the estimated cost of future remediation of petroleum contamination.
During the second quarter of 2005, the Company sold its minority interest in a real estate partnership resulting in a gain of $0.8 million.
Deferred Pension and Post-retirement Benefits
Deferred pension and post-retirement benefit obligations decreased to $50.6 million at October 15, 2005, from $52.2 million at April 2, 2005. The decrease is primarily the net of $4.4 million of participant withdrawals from a deferred compensation plan, offset by $3.0 million of pension plan and post-retiree medical plan costs. Section 409A of the Internal Revenue Code enacted in October 2004 contained significant restrictions on funding and distributions for non-qualified plans, but provided transition rules that permitted companies to allow participants to withdraw account balances during the calendar year without penalty.
Capital Expenditures
During the first half of 2006, one Marsh supermarket was opened and one Arthur’s Fresh Market was opened. Additionally in 2006, the Company plans to remodel five supermarkets. The cost of all capital projects for 2006 is estimated to be $51 million. Of this amount, the Company plans to fund approximately $16 million through sale/leasebacks or build-to-suit arrangements, $12 million through equipment leasing and the remainder from internally generated funds.
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

Liquidity and Capital Resources
Net cash provided by operating activities in the first half of 2006 was $13.7 million, compared to $20.9 million in the first half of 2005. The decrease in net cash provided by operating activities was due primarily to lower net income. Working capital decreased $3.1 million from April 2, 2005, due primarily to additional amounts borrowed under the Company’s revolving credit facility.
On each of May 2, 2005, July 29, 2005, and November 7, 2005, the Company made a cash dividend payment of $0.13 per share on the Class A Common Stock and Class B Common Stock of the Company. On November 22, 2005, the Board of Directors of the Company determined to suspend the payment of future quarterly cash dividends until the Company improves its financial performance and its credit ratios are improved on a sustainable basis. As indicated elsewhere in this report, the Company continues to face market challenges, and as a result believes that its cash can be used for other business purposes.
During the quarter ended October 15, 2005, the Company received notice that Standard & Poor’s Rating Services had lowered the corporate credit rating on the company to “B-“ from “B”. The Company has also been advised by Moody’s that a downgrade of its rating (currently B1) of the Company is probable in the near future. These downgrades will potentially affect the pricing and strategy used to refinance the senior subordinated notes which mature in August 2007, and the Company’s ability to secure other financing including leasing and payment terms from vendors.
At October 15, 2005, the Company had a revolving credit facility that permitted total borrowings of up to $82.5 million. On November 9, 2005, the Company entered into a new revolving credit facility and terminated the previous credit facility. Because of its credit position, the Company utilized asset-based lending for its new revolving credit facility. The new facility permits total borrowings of $95 million and is for a five-year term. Initial unused capacity under the new facility at November 9, 2005, was $38 million. The facility is secured by certain assets of the Company and is subject to a borrowing base composed of eligible inventory, eligible accounts receivable, pharmacy prescriptions and six parcels of real property having an appraised value of $77.4 million. Revolving loans outstanding under the credit facility bear interest, at the Company’s election, either at the prime rate plus an applicable margin set forth in the credit agreement based on average credit extensions, or at an adjusted LIBO rate plus an applicable margin set forth in the credit agreement based on average credit extensions. The credit agreement for the new facility contains covenants typical of asset based lending agreements, including covenants that restrict, among other things, the Company’s ability to incur other indebtedness, sell assets or close stores, incur liens and make certain payments, and a debt to EBITDA maximum ratio covenant.
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
Notes and accounts receivable are reviewed for collectability on a regular and periodic basis. Valuation allowances are adjusted for small recurring type transactions based on past experience, while large notes and accounts receivable are reviewed and allowances adjusted on a specific transaction basis.
Cautionary Note Regarding Forward-Looking Statements
This report includes certain forward-looking statements (statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties, many of which are beyond the Company’s control. The forward-looking statements and the Company’s future results, liquidity and capital resources are subject to risks and uncertainties including, but not limited to, the following: uncertainty regarding the effect or outcome of the Company’s decision to explore strategic alternatives; the entry of new or remodeled competitive stores into the Company’s market areas; the level of discounting and promotional spending by competitors; the Company’s ability to improve comparable store sales; the level of margins achievable in the Company’s operating divisions; the stability and timing of distribution incentives from suppliers; changes in the terms upon which suppliers require the Company to pay for store merchandise; softness in the local economy; the Company’s ability to control expenses including employee medical costs, labor, credit card fees, and workers compensation and general liability expense; uncertainties regarding gasoline prices and margins; the success of the Company’s new and remodeled stores; uncertainties regarding future real estate gains due to limited real estate holdings available for sale; potential interest rate increases on variable rate debt, as well as terms, costs and the availability of capital; the Company’s ability to collect outstanding notes and accounts receivable; uncertainties related to state and federal taxation and tobacco and environmental legislation; uncertainties associated with pension and other retirement obligations; uncertainties related to the outcome of pending litigation; the timely and on budget completion of store construction, conversion and remodeling; and other known and unknown risks and uncertainties. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company, as a policy, does not engage in significant speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at October 15, 2005, a one percent change in interest rates would not have had a material impact on the Company.
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
Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the quarter ended October 15, 2005, that materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note H — Contingencies to our consolidated financial statements contained in this Form 10-Q, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In July 1994, the Board of Directors announced a plan for the repurchase of its Class A Common Stock and/or Class B Common Stock (the “Stock Repurchase Program”). The aggregate amount initially authorized for the Stock Repurchase Program has been subsequently amended, most recently to $21.0 million. Share repurchases during the quarter ended October 15, 2005, were as follows:

		Class A shares		Class B shares		Remaining
			Average		Average	Amount Authorized
Begin	End	Number	price	Number	price
06/26/05	07/25/05	2,283	15.31	1,983	15.54
07/26/05	08/25/05	265	13.71	241	15.00
08/26/05	09/25/05	200	11.70	12	12.00

Total		2,748	14.89	2,236	15.46	$3.3 million

All of the share purchases during the quarter ended October 15, 2005 were made under the Stock Repurchase Program. The program does not have a specified termination date.
Item 3. Defaults upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
On August 2, 2005, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons to serve as directors until the Annual Meeting of Shareholders in 2008 and until such time as their respective successors are duly elected and qualified with the number of votes cast for or withheld as set forth opposite their names:

	Votes
		Withheld
Nominee	For	Authority
J. Michael Blakley	3,465,157	25,483
P. Lawrence Butt	3,460,488	30,152
Charles R. Clark	3,463,364	27,276
James K. Risk, III	3,465,766	24,874
In addition, the following directors of the Company continue in office until the annual meeting of shareholders in the year indicated:

Don E. Marsh	2006
William L. Marsh	2006
Stephen M. Huse	2006
John J. Heidt	2007
Catherine A. Langham	2007
K. Clay Smith	2007

Item 5. Other Information
Not Applicable.
Item 6. Exhibits

	(a)	The following exhibits are incorporated by reference herein:

Exhibit 3	(a)	Restated Articles of Incorporation, as amended as of May 15, 1991 - Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(b)	By-Laws as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

Exhibit 4	(a)	Articles V, VI and VII of the Company’s Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(b)	Articles I and IV of the Company’s By-Laws, as amended as of November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

	(c)	Agreement of the Company to furnish a copy of any agreement relating to certain long- term debt and leases to the Securities and Exchange Commission upon its request - Incorporated by reference to Form 10-K for the year ended March 27, 1987.

	(d)	Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank — Incorporated by reference to Form 8-K, dated December 21, 1998.

	(e)	Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 — Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).

	(f)	First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 – Incorporated by reference to Form 10-K for the year ended March 28, 1998.

	(g)	Second Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000 – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

	(h)	Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000 – Incorporated by reference to From 10-K for the year ended April 1, 2000.

	(i)	Fourth Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated October 15, 2001 – Incorporated by reference to Registration Statement on Form S-8 (File No. 333-82908).

	(j)	Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated February 19, 2002 – Incorporated by reference to Form 10-Q for the quarter ended January 5, 2002.

	(l)	First Amendment to Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of December 27, 2002 – Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

	(l)	Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and the Provident Bank, as Agent and Arranger, dated as of March 21, 2003 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(m)	First Amendment to Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of May 23, 2003 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(n)	Second Amendment to Second Amended and Restated Credit Agreement, dated as October 3, 2003 – Incorporated by reference to Form 10-Q for the quarter ended October 11, 2003.

	(o)	Credit Agreement between Marsh Supermarkets, Inc and its subsidiaries and Bank of America, N.A., as Issuing Agent, Administrative Agent and Collateral Agent, dated as of November 9, 2005 – Incorporated by reference to Form 8-K filed November 16, 2005.

(p)	Agreements between Marsh Supermarekts, Inc. and each of John C. Elbin and Mark A. Varner, dated October 24, 2005 – Incorporated by reference to Form 8-K filed October 28, 2005.
The following exhibits are included herein:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Don E. Marsh.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of John C. Elbin.

32.1	Section 1350 Certification of Don E. Marsh.

32.2	Section 1350 Certification of John C. Elbin.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH SUPERMARKETS, INC.

November 29, 2005	By:	/s/ John C. Elbin

John C. Elbin
Senior Vice President, Chief Financial Officer
and Treasurer

November 29, 2005	By:	/s/ Mark A. Varner

Mark A. Varner
Chief Accounting Officer
Vice President — Corporate Controller