Form 10-Q
period 2006-01-07
MARSH SUPERMARKETS INC
filed 2006-02-21
CIK 62737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 7, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
Number of shares outstanding of each class of the registrant’s common stock as of January 1, 2006:

Class A Common Stock -	3,734,927	shares
Class B Common Stock -	4,174,515	shares

	7,909,442	shares

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 7,	April 2,	January 1,
	2006	2005	2005
	(Unaudited)	(Note A)	(Unaudited)
Assets
Current assets:
Cash and equivalents	$28,813	$27,364	$47,302
Accounts receivable, net	26,465	22,153	24,505
Inventories	135,222	132,758	133,731
Prepaid expenses	5,792	6,619	6,367
Prepaid income taxes	1,985	841	1,364

Total current assets	198,277	189,735	213,269
Property and equipment, less allowances for depreciation	306,852	307,816	304,272
Other assets	44,861	49,317	62,807

Total Assets	$549,990	$546,868	$580,348

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$73,150	$75,786	$83,460
Accrued liabilities	66,220	54,941	52,487
Current maturities of long-term liabilities	4,149	48,444	5,361

Total current liabilities	143,519	179,171	141,308

Long-term liabilities:
Long-term debt	191,490	133,268	198,941
Capital lease and financing obligations	42,889	27,212	27,494
Pension and post-retirement benefits	32,962	52,229	46,356

Total long-term liabilities	267,341	212,709	272,791

Deferred items:
Income taxes	8,133	8,823	15,830
Gains from sale/leasebacks	15,480	16,487	16,846
Other	3,976	5,363	3,359

Total deferred items	27,589	30,673	36,035

Shareholders’ Equity:
Common stock, Classes A and B	26,661	26,630	26,615
Retained earnings	116,448	130,890	133,328
Cost of common stock in treasury	(15,916)	(15,755)	(15,690)
Deferred cost restricted stock	(31)	(137)	(153)
Notes receivable stock purchase	(11)	(11)	(11)
Accumulated other comprehensive loss	(15,610)	(17,302)	(13,875)

Total shareholders’ equity	111,541	124,315	130,214

Total Liabilities and Shareholders’ Equity	$549,990	$546,868	$580,348

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	12 Weeks Ended		40 Weeks Ended
	January 7,	January 1,	January 7,	January 1,
	2006	2005	2006	2005
Sales and other revenues	$407,292	$401,752	$1,366,175	$1,325,222
Gains from sales of property	217	1,890	749	3,164

Total revenues	407,509	403,642	1,366,924	1,328,386
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	287,313	284,035	964,867	935,358

Gross profit	120,196	119,607	402,057	393,028
Selling, general and administrative	109,666	105,099	370,990	351,134
Depreciation	6,278	5,815	20,401	19,387
Impairment of long-lived assets	12,775	—	12,775	—

Operating income (loss)	(8,523)	8,693	(2,109)	22,507
Interest	5,222	4,475	15,923	14,462
Other non-operating expense (income)	33	—	(350)	(838)

Income (loss) before income taxes	(13,778)	4,218	(17,682)	8,883
Income taxes (benefit)	(4,146)	1,545	(5,308)	3,288

Net income (loss)	$(9,632)	$2,673	$(12,374)	$5,595

Earnings (loss) per common share:
Basic	$(1.22)	$.34	$(1.57)	$.71
Diluted	$(1.22)	$.34	$(1.57)	$.70

Dividends declared per share	$—	$.13	$.26	$.39

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	40 Weeks Ended
	January 7,	January 1,
	2006	2005
Operating activities
Net income (loss)	$(12,374)	$5,595
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,401	19,387
Impairment of long-lived assets	12,775	—
Deferred income taxes	(5,380)	(2,491)
Deferred compensation plan	(6,867)	712
Changes in operating assets and liabilities	(3,146)	4,934

Net cash provided by operating activities	5,409	28,137

Investing activities
Net acquisition of property, equipment and land	(28,079)	(47,254)
Other investing activities	—	(1,426)

Net cash used for investing activities	(28,079)	(48,680)

Financing activities
Proceeds from long-term borrowings	238,037	110,000
Proceeds from sale/leasebacks	16,691	16,367
Repayments of long-term debt and capital leases	(225,124)	(83,980)
Debt acquisition costs	(2,262)	—
Cash dividends paid	(3,093)	(3,085)
Purchase of shares for treasury	(539)	(859)
Other financing activities	409	1,818

Net cash provided by financing activities	24,119	40,261

Net increase in cash and equivalents	1,449	19,718

Cash and equivalents at beginning of period	27,364	27,584

Cash and equivalents at end of period	$28,813	$47,302

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
The condensed consolidated financial statements for the twelve and forty-week periods ended January 7, 2006, and January 1, 2005, respectively, were not audited by an independent registered public accounting firm. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented.
Operating results for the twelve and forty-week periods ended January 7, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2006.
Note B – Impairment of Long-Lived Assets
During the quarter ended January 7, 2006, the Company recorded a $12.8 million impairment charge to reduce the carrying costs of buildings and building improvements, and fixtures and equipment for nine supermarkets and ten convenience stores. The stores were determined to be impaired based upon a recent history of negative cash flows and forecasts for continued cash flow levels insufficient to recover the carrying amounts of the assets. The amount of the charge was determined using appraised values for buildings and building improvements, estimated resale value for equipment and fixtures, and the net present value of estimated sublease rent for one building under a finance obligation.

Note C — Earnings (Loss) Per Share
The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings (loss) per common share:

	12 Weeks Ended			40 Weeks Ended
	January 7,		January 1,	January 7,		January 1,
	2006		2005	2006		2005
Net income (loss)	$(9,632)		$2,673	$(12,374)		$5,595

Weighted average shares outstanding	7,907		7,912	7,910		7,916
Non-vested restricted shares	(6)		(16)	(11)		(16)

Denominator for basic earnings (loss) per share	7,901		7,896	7,899		7,900
Effect of dilutive securities:
Non-vested restricted shares	—	(a)	16	—	(a)	16
Stock options	—	(a)	64	—	(a)	86

Denominator for diluted earnings (loss) per share - adjusted weighted average shares	7,901		7,976	7,899		8,002

(a)	Average shares outstanding exclude the anti-dilutive effects of non-vested restricted shares and stock options totaling 37,000 shares and 79,000 shares for the twelve and forty weeks ended January 7, 2006, respectively.
Note D — Stock Option Plans
The Company’s stock option plans are accounted for under the intrinsic value method of APB Opinion 25 and related interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS 123:

	12 Weeks Ended		40 Weeks Ended
	January 7,	January 1,	January 7,	January 1,
	2006	2005	2006	2005
Net income (loss), as reported	$(9,632)	$2,673	$(12,374)	$5,595
Compensation expense recorded	4	10	(19)	33
Compensation expense using the fair value method, net of tax	(4)	(105)	7	(497)

Pro-forma net income (loss)	$(9,632)	$2,578	$(12,386)	$5,131

Earnings (loss) per common share, as reported:
Basic	$(1.22)	$.34	$(1.57)	$.71
Diluted	(1.22)	.34	(1.57)	.70

Earnings (loss) per common share, pro-forma:
Basic	$(1.22)	.33	$(1.57)	.65
Diluted	(1.22)	.32	(1.57)	.64

Note E – Notes Receivable
Notes receivable, including interest, related to the sales of real estate were $4.6 million at January 7, 2006, and $8.6 million at April 2, 2005. Of those notes receivable past due notes, reported in other assets, were $4.5 million at January 7, 2006, and $7.3 million at April 2, 2005.
Note F – Long-Term Debt and Financing Obligations
At April 2, 2005, the Company had a revolving credit facility that permitted total borrowings of up to $82.5 million. In November 2005, the Company entered into a new revolving credit facility and terminated the previous credit facility. The new facility provides for a capacity of $95.0 million and is for a five-year term. Unused capacity under the new facility at January 7, 2006, net of $8.0 million of outstanding letters of credit, was $51.7 million. The facility is secured by certain assets of the Company and is subject to a borrowing base composed of eligible inventory and accounts receivable, pharmacy prescriptions and six parcels of real property having an appraised value of $77.4 million. Revolving loans outstanding under the credit facility bear interest, at the Company’s election, either at the prime rate plus an applicable margin set forth in the credit agreement based on average credit extensions, or at an adjusted LIBO rate plus an applicable margin set forth in the credit agreement based on average credit extensions. The credit agreement for the new facility contains covenants typical of asset based lending agreements, including covenants that restrict, among other things, the Company’s ability to incur other indebtedness, sell assets or close stores, incur liens and make certain payments, and a debt to EBITDA maximum ratio covenant.
On January 6, 2006, the Company entered into a new 24-month term loan for $25 million. Eight parcels of real estate having an appraised value of $54 million have been pledged as collateral to the loan. In addition, the term loan has a second collateral position to those assets pledged in the Company’s revolving credit agreement and has covenants and restrictions consistent with the revolving credit agreement, except the term loan has a minimum consolidated EBITDA covenant rather than debt to EBITDA maximum ratio covenant. The term loan bears a floating interest rate at prime plus 5.25% but not less than 12.50%. Proceeds of the loan were used to reduce the amount borrowed under the revolving credit facility.
As of January 7, 2006, the Company’s consolidated fixed charge coverage ratio, as defined by the Indenture governing its 8 7/8% senior subordinated notes, fell below the minimum ratio required. As a result, the Company’s permitted indebtedness is limited to all debt existing at January 7, 2006, plus the full capacity under its credit facility. The Company is also prohibited from purchasing its stock and is limited to quarterly dividend payments of $1.0 million. The Company expects it will continue below the minimum ratio required until the earlier of the fourth quarter of fiscal 2007 or upon refinancing of the 8 7/8% senior subordinated notes. The Company believes the restrictions will not adversely impact any of its planned business activities during the restriction period.
During fiscal 2006, the Company completed sale-leaseback transactions for two new stores. Due to the terms of the leases, the transactions have been recorded as financing leases, rather than sales, and $15.6 million of financing obligations were recorded. The financing obligations require annual payments of $1.3 million including interest and are for a base term of 20 years with four five-year fixed price renewals.

Note G – Long-Term Debt and Guarantor Subsidiaries
Other than three minor subsidiaries, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under its 8 7/8% senior subordinated notes. The Guarantors are wholly-owned subsidiaries of the Company.
Balance sheet as of January 7, 2006:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$28,813	$28,813
Accounts receivable, net	—	26,465	26,465
Inventories	—	135,222	135,222
Prepaid expenses	—	5,792	5,792
Prepaid income taxes	1,985	—	1,985

Total current assets	1,985	196,292	198,277
Property and equipment, less allowances for depreciation	37,037	269,815	306,852
Other assets	2,473	42,388	44,861

Total Assets	$41,495	$508,495	$549,990

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$73,150	$73,150
Accrued liabilities	21,952	44,268	66,220
Current maturities of long-term liabilities	1,890	2,259	4,149

Total current liabilities	23,842	119,677	143,519

Long-term liabilities:
Long-term debt	109,133	82,357	191,490
Capital lease and financing obligations	—	42,889	42,889
Pension and post-retirement benefits	28,304	4,658	32,962

Total long-term liabilities	137,437	129,904	267,341

Deferred items:
Income taxes	8,133	—	8,133
Gains from sale/leasebacks	2,046	13,434	15,480
Other	—	3,976	3,976

Total deferred items	10,179	17,410	27,589

Amounts due parent from subsidiaries	(128,563)	128,563	—

Shareholders’ Equity:
Common stock, Classes A and B	26,661	—	26,661
Retained earnings	3,507	112,941	116,448
Cost of common stock in treasury	(15,916)	—	(15,916)
Deferred cost restricted stock	(31)	—	(31)
Notes receivable stock purchases	(11)	—	(11)
Accumulated other comprehensive loss	(15,610)	—	(15,610)

Total shareholders’ equity	(1,400)	112,941	111,541

Total Liabilities and Shareholders’ Equity	$41,495	$508,495	$549,990

Balance sheet as of April 2, 2005:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$27,364	$27,364
Accounts receivable, net	—	22,153	22,153
Inventories	—	132,758	132,758
Prepaid expenses	—	6,619	6,619
Prepaid income taxes	841	—	841

Total current assets	841	188,894	189,735
Property and equipment, less allowances for depreciation	37,919	269,897	307,816
Other assets	2,841	46,476	49,317

Total Assets	$41,601	$505,267	$546,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$75,786	$75,786
Accrued liabilities	12,581	42,360	54,941
Current maturities of long-term liabilities	1,754	46,690	48,444

Total current liabilities	14,335	164,836	179,171

Long-term liabilities:
Long-term debt	110,504	22,764	133,268
Capital lease and financing obligations	—	27,212	27,212
Pension and post-retirement benefits	47,994	4,235	52,229

Total long-term liabilities	158,498	54,211	212,709

Deferred items:
Income taxes	8,823	—	8,823
Gains from sale/leasebacks	2,162	14,325	16,487
Other	—	5,363	5,363

Total deferred items	10,985	19,688	30,673

Amounts due parent from subsidiaries	(141,381)	141,381	—

Shareholders’ Equity:
Common stock, Classes A and B	26,630	—	26,630
Retained earnings	5,739	125,151	130,890
Cost of common stock in treasury	(15,755)	—	(15,755)
Deferred cost restricted stock	(137)	—	(137)
Notes receivable stock purchases	(11)	—	(11)
Accumulated other comprehensive loss	(17,302)	—	(17,302)

Total shareholders’ equity	(836)	125,151	124,315

Total Liabilities and Shareholders’ Equity	$41,601	$505,267	$546,868

Statement of operations for the twelve weeks ended January 7, 2006:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$1,408	$407,292	$(1,408)	$407,292
Gains from sales of property	—	217	—	217

Total revenues	1,408	407,509	(1,408)	407,509
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	287,313	—	287,313

Gross profit	1,408	120,196	(1,408)	120,196
Selling, general and administrative	1,150	109,924	(1,408)	109,666
Depreciation	380	5,898	—	6,278
Impairment of long-lived assets	—	12,775	—	12,775

Operating income (loss)	(122)	(8,401)	—	(8,523)
Interest	493	4,729	—	5,222
Other non-operating expense	—	33	—	33

Income (loss) before income taxes	(615)	(13,163)	—	(13,778)
Income taxes (benefit)	(197)	(3,949)	—	(4,146)

Net income (loss)	$(418)	$(9,214)	$—	$(9,632)

Statement of operations for the twelve weeks ended January 1, 2005:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$1,114	$401,771	$(1,133)	$401,752
Gains from sales of property	573	1,317	—	1,890

Total revenues	1,687	403,088	(1,133)	403,642
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	284,035	—	284,035

Gross profit	1,687	119,053	(1,133)	119,607
Selling, general and administrative	707	105,525	(1,133)	105,099
Depreciation	306	5,509	—	5,815

Operating income	674	8,019	—	8,693
Interest	441	4,034	—	4,475

Income before income taxes	233	3,985	—	4,218
Income taxes	83	1,462	—	1,545

Net income	$150	$2,523	$—	$2,673

Statement of operations for the forty weeks ended January 7, 2006:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$4,451	$1,366,177	$(4,453)	$1,366,175
Gains from sales of property	—	749	—	749

Total revenues	4,451	1,366,926	(4,453)	1,366,924
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	964,867	—	964,867

Gross profit	4,451	402,059	(4,453)	402,057
Selling, general and administrative	3,046	372,397	(4,453)	370,990
Depreciation	1,263	19,138	—	20,401
Impairment of long-lived assets	—	12,775	—	12,775

Operating income (loss)	142	(2,251)	—	(2,109)
Interest	1,579	14,344	—	15,923
Other non-operating (income) expense	(1,181)	831	—	(350)

Income (loss) before income taxes	(256)	(17,426)	—	(17,682)
Income taxes (benefit)	(90)	(5,218)	—	(5,308)

Net income (loss)	$(166)	$(12,208)	$—	$(12,374)

Statement of operations for the forty weeks ended January 1, 2005:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$3,776	$1,325,222	$(3,776)	$1,325,222
Gains from sales of property	573	2,591	—	3,164

Total revenues	4,349	1,327,813	(3,776)	1,328,386
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	935,358	—	935,358

Gross profit	4,349	392,455	(3,776)	393,028
Selling, general and administrative	2,140	352,770	(3,776)	351,134
Depreciation	1,058	18,329	—	19,387

Operating income	1,151	21,356	—	22,507
Interest	1,423	13,039	—	14,462
Other non-operating income	—	(838)	—	(838)

Income (loss) before income taxes	(272)	9,155	—	8,883
Income taxes (benefit)	(97)	3,385	—	3,288
Net income (loss)	$(175)	$5,770	$—	$5,595

Statement of cash flows for the forty weeks ended January 7, 2006:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$4,837	$572	$5,409
Net cash used for investing activities	(381)	(27,698)	(28,079)
Financing activities:
Proceeds of long-term borrowings	—	238,037	238,037
Proceeds of sale leaseback/capital lease obligations	—	16,691	16,691
Repayments of long-term debt and capital leases	(1,235)	(223,889)	(225,124)
Debt acquisition costs	—	(2,262)	(2,262)
Cash dividends paid	(3,093)	—	(3,093)
Other financing activities	(128)	(2)	(130)

Net cash provided by (used for) financing activities	(4,456)	28,575	24,119

Net increase in cash and equivalents	—	1,449	1,449

Cash and equivalents at beginning of period	—	27,364	27,364

Cash and equivalents at end of period	$—	$28,813	$28,813

Statement of cash flows for the forty weeks ended January 1, 2005:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$2,499	$25,638	$28,137
Net cash used for investing activities	(2,665)	(46,015)	(48,680)
Financing activities:
Proceeds of long-term borrowings	—	110,000	110,000
Proceeds of sale leaseback/capital lease obligations	4,995	11,372	16,367
Repayments of long-term debt and capital leases	(1,110)	(82,870)	(83,980)
Cash dividends paid	(3,085)	—	(3,085)
Other financing activities	(634)	1,593	959

Net cash provided by financing activities	166	40,095	40,261

Net increase in cash and equivalents	—	19,718	19,718

Cash and equivalents at beginning of period	—	27,584	27,584

Cash and equivalents at end of period	$—	$47,302	$47,302

Note H – Employee Benefit Plans
The components of net periodic benefit cost for the twelve-week periods ended January 7, 2006, and January 1, 2005, were as follows:

	Pension		Post-retirement
	January 7,	January 1,	January 7,	January 1,
	2006	2005	2006	2005
Service cost	$262	$254	$123	$121
Interest cost	1,042	1,026	59	63
Expected return on plan assets	(710)	(765)	—	—
Recognized actuarial loss	353	314	13	9
Amortization of prior service cost	78	85	(11)	(5)

Benefit cost	$1,025	$914	$184	$188

The components of net periodic benefit cost for the forty-week periods ended January 7, 2006, and January 1, 2005, were as follows:

	Pension		Post-retirement
	January 7,	January 1,	January 7,	January 1,
	2006	2005	2006	2005
Service cost	$928	$846	$410	$402
Interest cost	3,532	3,421	198	210
Expected return on plan assets	(2,366)	(2,551)	—	—
Recognized actuarial loss	1,190	1,046	43	29
Amortization of prior service cost	277	285	(36)	(16)

Benefit cost	$3,561	$3,047	$615	$625

In December 2005, the Company terminated two unfunded supplemental executive retirement plans. Each participant under the plans elected to receive a reduced benefit payment. The Company will fund $18.9 million in equal payments of $6.3 million each in January 2006, June 2006, and January 2007, subject to acceleration in the event of a change of control of the Company. Termination of the plans had no effect on the results of operations for the twelve and forty-week periods ended January 7, 2006.
Also, in December 2005, the Company terminated an unfunded deferred compensation plan effective as of January 1, 2005. In connection with the termination of the plan, the aggregate payout to plan participants was $2.8 million. Termination of the plan had no effect on the results of operations for the twelve and forty-week periods ended January 7, 2006. Earlier in 2005, $4.8 million of elective withdrawals were made by plan participants following a change in federal tax law which significantly restricted elections, withdrawals and other provisions under such plans.
Note I – Stock Repurchase Program
In May 2005, the Board of Directors authorized an increase in the limit for the repurchase of the Company’s Class A and/or Class B Common Stock pursuant to its Stock Repurchase Plan to $21.0 million from $18.0 million.
As of January 7, 2006, the Company was prohibited from purchasing its stock due to its inability to maintain the required consolidated fixed charge coverage ratio, as defined by the Indenture governing its 8 7/8% senior subordinated notes (see Note F). The Company expects it will continue to be prohibited from purchasing its stock until the earlier of the fourth quarter of fiscal 2007 or upon refinancing of the 8 7/8% senior subordinated notes.

Note J – Contingencies
A complaint was filed against the Company on November 14, 2005, in the United States District Court for the Southern District of Indiana, Indianapolis Division, entitled United States of America v. Marsh Supermarkets, Inc. & Subsidiaries, Cause No. 1:05-CV-1709-JDT-TAB. The case involves a claim to recover an allegedly erroneous refund of federal income taxes and seeks repayment of the $1.0 million refund plus interest and plaintiff’s legal costs. The Company disputes the claim and intends to defend this matter. The Company believes an adverse result will not have a material effect on the financial condition of the Company.
On October 27, 2005, a complaint was filed in the United States District Court for the Southern District of the State of Indiana entitled Nash Finch Company v. Marsh Supermarkets, LLC, Cause No. 1:05-CV-1605-DFH-TAB. The complaint seeks to compel the Company to purchase $28 million of product pursuant to a $60 million supply agreement entered into in 2001, together with damages and attorney fees. The Company disputes the amount of the claim and intends to defend its interests. The Company does not believe that an adverse judgment would have a material effect on its results of operations or financial condition.
The Company may be involved in litigation from time to time in the normal course of business. The Company is not aware of any contingencies that would have a material adverse impact on its financial statements.
Note K – Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations based on their fair values; pro forma disclosure will no longer be an alternative.
Statement No. 123(R) will be effective for the first fiscal year beginning after June 15, 2005. Accordingly, the Company will adopt the statement at the beginning of its fiscal year 2007. The Company expects to adopt Statement No. 123(R) using the modified prospective method, in which compensation cost, if any, will be recognized beginning with the effective date.
As permitted by Statement No. 123, the Company currently accounts for shared-based payments using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. The impact of the adoption of Statement No. 123(R) cannot be predicted because it will depend on levels of stock options and any other forms of share-based payments granted in the future. However, the Company expects the adoption will not have an immediate material impact on the financial statements as there will be a minimal number of unvested stock options outstanding at the adoption date. Had the Company adopted Statement No. 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share in Note D above.
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

Note L – Subsequent Events
Subsequent to January 7, 2006, the Company announced a reduction in force of approximately 25 employees at its headquarters, including four officers: David A. Marsh, President and Chief Operating Officer; Arthur Marsh, Executive Vice President – Mergers and Acquisitions; Don Marsh, Jr., Vice President – Specialty Procurement and Joseph Heerens, Senior Vice President – Political Affairs, and expects to record a fourth quarter charge of $5.8 million to $6.8 million related to the reduction.
Also, subsequent to January 7, 2006, the Company announced the closing of one Marsh supermarket, its Savin*$ supermarket, six convenience stores and its Trios restaurant, as well as planned reductions in advertising, travel, sponsorships and other corporate overhead. The store closings will result in a $6 million to $10 million charge in the fourth quarter of 2006 primarily related to future lease payments, net of expected future sublease payments.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
At January 7, 2006, Marsh Supermarkets, Inc. (the “Company” or “Marsh”) operated through wholly-owned subsidiaries 119 supermarkets under the Marsh®, LoBill Foods®, O’Malia’s Food Markets®, Arthur’s Fresh Market® and Savin*$SM banners, and 160 Village Pantry® convenience stores in central Indiana and western Ohio. Marsh also owns and operates Crystal Food Services SM, which provides upscale and mid-level catering, vending, concessions, coffee roasting and office coffee, and business cafeteria management services; and McNamara®, which operates seven upscale retail floral shops under the name McNamara and one business florist under the name Enflora®.
Subsequent to the third quarter of fiscal 2005, the Company opened two Marsh supermarkets, one in Pendleton, Indiana, and one in Naperville, Illinois, and closed one LoBill Foods in Pendleton.
Business Overview
Revenues from supermarket operations represented 76.5% of total revenues for the forty weeks ended January 7, 2006, while convenience stores and foodservices contributed 18.8% and 3.3% of revenues, respectively. For the forty weeks ended January 1, 2005, revenues from supermarket operations represented 78.0% of total revenues, and convenience stores and foodservices contributed 17.2% and 3.7%, respectively. The Company’s major competitors are Kroger, Walmart and Meijer.
Market Trends
The Company’s efforts to increase revenues continue to be affected by competitive store openings and store remodels. At January 7, 2006, there were nine major competitors’ stores opened or remodeled within the previous 12 months, compared to 12 in the 12 months prior to January 1, 2005. The Company expects that competitors will continue to open new stores in its market area. According to U.S. Department of Labor statistics, combined employment in the six largest cities in central Indiana increased 12,000 jobs, or 1.1% from December 2004 to December 2005.
The Company’s ability to increase gross profit rates continues to be a challenge due to competitors’ pricing and promotional activity. Also, the significant oil commodity price increases of the past year have resulted in both higher prices for petroleum based packaging and higher delivery costs, putting additional pressure on gross profit rates.
Management Focus
The Company has retained Merrill Lynch & Co. to explore strategic alternatives for the enhancement of shareholder value, including a possible sale of the Company.

Given continued declining same store sales, the slow maturation of new stores opened the past five years, upward pressures on selling and general expenses, and limited operating cash flows, the Company is taking actions to a) stabilize its credit ratios on a sustainable basis, b) monitor and evaluate new store operating results and, c) identify and implement rational cost reduction initiatives. The Company has suspended the payment of future quarterly dividends on its common stock. Additionally, the Company intends to continue to limit near-term capital expenditures and to continue to evaluate underperforming stores and other assets for possible disposal or closure.
In December 2005, the Company terminated two unfunded supplemental executive retirement plans. Each participant under the plans elected to receive a reduced benefit payment. The Company will fund $18.9 million in equal payments of $6.3 million each in January 2006, June 2006, and January 2007, subject to acceleration in the event of a change of control of the Company. Termination of the plan had no effect on the results of operations for the twelve and forty-week periods ended January 7, 2006.
Also in December 2005, the Company terminated an unfunded deferred compensation plan effective as of January 1, 2005. In connection with the termination of the plan, the aggregate payout to plan participants was $2.8 million. Termination of the plan had no effect on the results of operations for the twelve and forty-week periods ended January 7, 2006. Earlier in 2005, plan participants made $4.6 million of elective withdrawals from the plan following a change in federal tax law which significantly restricted elections, withdrawals and other provisions of such plans.
During the quarter ended January 7, 2006, the Company recorded a $12.8 million impairment charge to reduce the carrying costs of buildings and building improvements, and fixtures and equipment for nine supermarkets and ten convenience stores. The stores were determined to be impaired based upon a recent history of negative cash flows and forecasts for continued cash flow levels insufficient to recover the carrying amounts of the assets. The amount of the charge was determined using appraised values for buildings and building improvements, estimated resale value for equipment and fixtures, and the net present value of estimated sublease rent for one building under a finance obligation.
Subsequent to January 7, 2006, the Company announced a reduction in force of approximately 25 employees at its headquarters, including four officers: David A. Marsh, President and Chief Operating Officer; Arthur Marsh, Executive Vice President – Mergers and Acquisitions; Don Marsh, Jr., Vice President – Specialty Procurement and Joseph Heerens, Senior Vice President – Political Affairs, and expects to record a fourth quarter charge of $5.8 million to $6.8 million related to the reduction.
Also, subsequent to January 7, 2006, the Company announced the closing of one Marsh supermarket, its Savin*$ supermarket, six convenience stores and its Trios restaurant, as well as planned reductions in advertising, travel, sponsorships and other corporate overhead. The store closings will result in a $6 million to $10 million charge in the fourth quarter of 2006 primarily related to future lease payments. The amount of these charges is preliminary and remains subject to change pending, among other factors, the outcome of negotiations with landlords and other third parties.

Results of Operations
Results of operations for interim periods do not necessarily reflect the results of operations that may be expected for the fiscal year. The Company is a party to litigation from time to time and unexpected adverse outcomes could materially affect the Company’s results of operations.
The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in the dollar amounts of such components from the prior year period:

	Third Quarter			Year - to - Date
	Percent of Revenues		Percent	Percent of Revenues		Percent
	2006	2005	Change	2006	2005	Change
Total revenues	100.0%	100.0%	1.0%	100.0%	100.0%	2.9%
Gross profit	29.5%	29.6%	0.5%	29.4%	29.6%	2.3%
Selling, general and administrative	26.9%	26.0%	4.3%	27.1%	26.4%	5.7%
Depreciation	1.5%	1.4%	8.0%	1.5%	1.5%	5.2%
Impairment of long-lived assets	3.1%	—	—	0.9%	—	—
Operating income (loss)	(2.1%)	2.2%	n/m	(0.2%)	1.7%	n/m
Interest	1.3%	1.1%	16.7%	1.2%	1.1%	10.1%
Other non-operating expense (income)	0.0%	—	—	0.0%	(0.1%)	n/m
Income taxes (benefit)	(1.0%)	0.4%	n/m	(0.4%)	0.2%	n/m
Net income (loss)	(2.4%)	0.6%	n/m	(0.9%)	0.3%	n/m

n/m = not meaningful
Total Revenues
Consolidated total revenues were $407.5 million for the third quarter of 2006, compared to $403.6 million for the third quarter of 2005, with the increase attributable to higher gasoline prices and new stores. Sales in comparable supermarkets and convenience stores (c-stores) increased 0.7% in the third quarter of 2006 from the third quarter of 2005, but sales in comparable stores excluding gasoline sales declined 1.4%. A store is included in comparable store sales beginning in the four-week period after the store has been open a full year, including replacement stores and format conversions. The Company excludes gasoline sales from its analysis of revenues and comparable store sales because gasoline prices fluctuate widely and frequently, making analytical comparisons difficult. Competitors’ new store openings and continued high levels of competitive promotional activity continue to adversely affect comparable store sales.
Consolidated total revenues were $1,366.9 million for the forty weeks ended January 7, 2006, compared to $1,328.4 million for the same period of 2005, with the increase primarily due to higher gasoline prices and new stores. Sales in comparable supermarkets and convenience stores increased 2.1% in 2006 from 2005, but sales in comparable stores excluding gasoline sales declined 0.5%.
A reconciliation of comparable stores sales and sales excluding gasoline follows (in millions):

	12 weeks ended		40 weeks ended
	January 7,	January 1,	January 7,	January 1,
	2006	2005	2006	2005
Total revenues	$407.5	$403.6	$1,366.9	$1,328.4
Less non-comparable supermarket and c-store sales	29.7	28.2	102.8	90.2

Comparable supermarket and convenience store sales	377.8	375.4	1,264.1	1,238.2
Less comparable stores gasoline sales	42.2	35.2	151.7	120.2

Comparable supermarket and convenience store sales excluding gasoline	$335.6	$340.2	$1,112.4	$1,118.0

Gross Profit
Gross profit is calculated net of promotional expenses, and warehousing and transportation, excluding depreciation. Gross profit as a percentage of revenues may not be comparable to other supermarket retailers because the Company does not include purchasing and advertising costs in the calculation. Consolidated gross profit was 29.5% of revenues for the third quarter of 2006, compared to 29.6% for the third quarter of 2005. The rate decline results from higher gasoline sales at a profit rate significantly lower than the profit rates achieved in the Company’s other product categories.
Consolidated gross profit as a percentage of revenues was 29.4% for the forty weeks ended January 7, 2006, compared to 29.6% for the same weeks of 2005 with the rate decline attributable to higher gasoline sales at a profit rate lower than the profit rates achieved in the Company’s other product categories.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses include store expenses, administrative and corporate expenses, advertising and purchasing personnel costs. As a percentage of revenues, consolidated SG&A expenses were 26.9% in the third quarter of 2006 compared to 26.0% for the third quarter of 2005. Consolidated SG&A expenses increased $4.6 million for the third quarter of 2006 compared to the third quarter of 2005 with new stores accounting for $2.8 million of the increase, and costs related to the exploration of strategic alternatives, debt financing and severance costs, collectively amounting to $1.9 million. Wage expense in stores open both quarters, excluding supermarket conversions to the LoBill format, decreased 3.4% due to a reduction in overtime hours and total hours worked. The continued refinement of labor scheduling accounted for the reduction in hours worked.
Consolidated SG&A expenses increased $19.9 million for the forty weeks in 2006 from the comparable weeks in 2005. Approximately half of the increase in SG&A expenses resulted from new stores with the remainder attributable to existing stores and general and administrative expenses. As a percentage of total revenues, SG&A expenses increased to 27.1% for 2006, compared to 26.4% for 2005. In stores open both periods, wage expense for the forty weeks of 2006 decreased 2.0% from the forty weeks of 2005 for the reason cited above.
Depreciation
Depreciation for the third quarter of 2006 was $6.3 million, compared to $5.8 million for the third quarter of 2005 with the increase attributable to new stores. As a percentage of revenues, depreciation was 1.5% for the third quarter of 2006 compared to 1.4% for the third quarter of 2005.
For the forty weeks ended January 7, 2006, depreciation was $20.4 million compared to $19.4 million for the first forty weeks of 2005 with the increase attributable to new stores. As a percentage of revenues, depreciation was 1.5% for both 2006 and 2005.
Impairment of Long-Lived Assets
As previously discussed, in the third quarter of 2006, the Company recorded a non-cash impairment charge of $12.8 million to write down the carrying costs of nine supermarkets and ten convenience stores to their estimated fair market values.
Interest
Interest for the third quarter of 2006 was $5.2 million, compared to $4.5 million for the third quarter of 2005 due primarily to higher amounts borrowed under the Company’s revolving credit agreements. Interest as a percentage of revenues was 1.3% for the third quarter of 2006 compared to 1.1% for the third quarter of 2005.
For the forty weeks ended January 7, 2006, interest was $15.9 million, compared to $14.5 million for the forty weeks of 2005, again due to higher borrowing under the revolving credit facilities. Interest as a percentage of revenues was 1.2% in 2006 and 1.1% in 2005.

Other Non-operating Income
During the second quarter of 2006, the Company received $1.0 million in settlement of litigation for costs incurred in connection with the remediation of petroleum contamination. Also during the second quarter of 2006, the company recorded a $0.7 million charge for the estimated future remediation of petroleum contamination.
During 2005, the Company sold its minority interest in a real estate partnership resulting in a gain of $0.8 million.
Income Taxes
The effective federal income tax rate is anticipated to be 30.0% for fiscal 2006, resulting in a benefit that is less than the statutory rate primarily due to non-deductible executive compensation, travel and entertainment.
Deferred Pension and Post-retirement Benefits
Deferred pension and post-retirement benefit obligations decreased to $33.0 million at January 7, 2006, from $52.2 million at April 2, 2005. The decrease was primarily attributable to the reclassification to current liabilities of payments scheduled to be made in January 2006 and June 2006 under the terminated supplemental executive retirement plans totaling $12.6 million, plus $4.6 million of elective withdrawals from a deferred compensation plan following a change in federal tax laws and the subsequent termination of that plan with the resulting payout of $2.8 million.
Capital Expenditures
During the forty weeks ended January 7, 2006, one Marsh supermarket was opened, one Arthur’s Fresh Market was opened and the Company remodeled one supermarket. The cost of all capital projects including capital and operating leases for 2006 is estimated to be $50 million. As of January 7, 2006, the Company had total capital expenditures of $47 million in fiscal 2006, including $16 million funded through sale/leasebacks and $12 million funded through equipment leasing. The Company intends to limit near term capital expenditures in an effort to stabilize its credit ratios.
Liquidity and Capital Resources
Net cash provided by operating activities for the forty weeks ended January 7, 2006, was $5.4 million, compared to $28.1 million for the year earlier period. Net income after adding back depreciation and impairment of long-lived assets declined $4.2 million in 2006 from 2005. Additionally, a deferred compensation plan was terminated and $7.4 million was paid to participants during fiscal 2006. Changes in other assets and liabilities account for the remaining difference.
Working capital increased to $54.8 million at January 7, 2006, from $10.6 million at April 2, 2005. Borrowings of $43.0 million under the then existing revolving credit agreement at April 2, 2005, were classified as current liabilities, while borrowings under a new credit facility were classified as long-term at January 7, 2006. Accounts receivable and inventory increased $4.3 million and $2.5 million, respectively, at January 7, 2006, and other liabilities increased $11.3 million primarily due to the scheduled $12.6 million payout of the aforementioned supplemental executive retirement plans.

On each of May 2, 2005, July 29, 2005, and November 7, 2005, the Company made a cash dividend payment of $0.13 per share on the Class A Common Stock and Class B Common Stock of the Company. On November 22, 2005, the Board of Directors of the Company determined to suspend the payment of future quarterly cash dividends until the Company improves its financial performance and its credit ratios are improved on a sustainable basis. As indicated elsewhere in this report, the Company continues to face market challenges, and as a result believes that its cash can be better used for other business purposes.
At April 2, 2005, the Company had a revolving credit facility that permitted total borrowings of up to $82.5 million that matured in February 2006. In November 2005, the Company entered into a new revolving credit facility and terminated the previous credit facility. Because of its credit position, the Company utilized asset-based lending for its new revolving credit facility. The new facility permits total borrowings of $95 million and is for a five-year term. Unused capacity under the new facility at January 7, 2006, net of $8.0 million of outstanding letters of credit, was $51.7 million. The facility is secured by certain assets of the Company and is subject to a borrowing base composed of eligible inventory, eligible accounts receivable, pharmacy prescriptions and six parcels of real property having an appraised value of $77.4 million. Revolving loans outstanding under the credit facility bear interest, at the Company’s election, either at the prime rate plus an applicable margin set forth in the credit agreement based on average credit extensions, or at an adjusted LIBO rate plus an applicable margin set forth in the credit agreement based on average credit extensions. The credit agreement for the new facility contains covenants typical of asset based lending agreements, including covenants that restrict, among other things, the Company’s ability to incur other indebtedness, sell assets or close stores, incur liens and make certain payments, and a debt to EBITDA maximum ratio covenant.
On January 6, 2006, the Company entered into a new 24-month term loan for $25 million. Eight parcels of real estate having an appraised value of $54 million have been pledged as collateral for the loan. In addition, the term loan has a second collateral position to those assets pledged in the Company’s revolving credit agreement and has covenants and restrictions consistent with the revolving credit agreement, except that the term loan had a minimum consolidated EBITDA covenant rather than a debt to EBITDA ratio covenant. The term loan bears a floating interest rate at prime plus 5.25% but not less than 12.50%. Proceeds of the loan were used to reduce the amount borrowed under the revolving credit facility.
Long-term contractual obligations increased $79.2 million during the forty weeks ended January 7, 2006, as a result of three new supermarket building and equipment leases, the new two-year term loan and the scheduled payout of amounts under the terminated supplemental executive retirement plans..
Long-term contractual obligations (in millions) as of January 7, 2006:

	Payments due by period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years
Long-term debt, including current maturities	$194.5	$2.9	$134.4	$57.2	$—
Capital and financing obligations	89.3	6.3	12.5	12.1	58.4
Operating leases	294.9	40.0	65.5	43.9	145.5
Purchase obligations	28.0	7.2	14.4	6.4	—

Executive retirement plans	18.9	12.6	6.3	—	—
Total	$625.6	$69.0	$233.1	$119.6	$203.9

As of January 7, 2006, the Company’s consolidated fixed charge coverage ratio, as defined by the Indenture governing its 8 7/8% senior subordinated notes, fell below the minimum ratio required. As a result, the Company’s permitted indebtedness is limited to all debt existing at January 7, 2006, plus the full capacity under its credit facility. The Company is also prohibited from purchasing its stock and is limited to quarterly dividend payments of $1.0 million. The Company expects it will continue below the minimum ratio required until the earlier of the fourth quarter of fiscal 2007 or upon refinancing of the 8 7/8% senior subordinated notes. The Company believes the restrictions will not adversely impact any of its planned business activities during the restriction period.

In September 2005, the Company received notice that Standard & Poor’s Rating Services had lowered the corporate credit rating on the Company to “B-“ from “B”. In December 2005, Moody’s downgraded the Company to B2 from B1. These downgrades will potentially affect the pricing and strategy used to refinance the Company’s 8 7/8% senior subordinated notes which mature in August 2007, and the Company’s ability to secure other financing, including leasing, and payment terms from vendors.
As part of the Company’s recent financings and previously announced decision to explore strategic alternatives, the Company had substantially all of its owned real estate appraised. The Company owns the real estate and buildings for 34 of its supermarkets, 44 of its convenience stores, and 5 of its other florist and catering facilities. In addition, the Company owns its corporate headquarters, certain warehouses and other land and buildings. Based on recent appraisals, management of the Company believes that the fair market value of the Company’s owned real estate and buildings exceeds the net book value of such real estate and buildings reflected on the Company’s consolidated financial statements by $100 to $150 million. However, appraisals are inherently subjective and represent the opinion of the appraisal firm based on the information available to it. Appraisals are merely estimates of value and are based upon numerous assumptions and are subject to numerous qualifications. The Company therefore cannot assure you that such appraisals are an accurate measure of the true worth of the properties. Further, the appraisals do not necessarily reflect the actual amount that a buyer would pay for the properties and should not be relied upon as an accurate measure of realizable value of the properties. Additionally, since appraisals are conducted as of a given point in time, subsequent events could cause the appraisal value of a property to vary significantly from the stated amount. Some of these properties have been pledged as collateral to secure indebtedness under the Company’s credit facility and term loan.

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
Long-lived assets are depreciated over estimated useful lives based on the Company’s historical experience and prevailing industry practice. Estimated useful lives are periodically reviewed to ensure they remain appropriate. Long-lived assets are tested for impairment whenever an event occurs that indicates impairment may exist. Historical performance and estimated future results are used in the evaluation of potential impairment. If an asset is considered to be impaired, the impairment recognized is measured by comparing projected discounted cash flows to the asset carrying value.
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

Cautionary Note Regarding Forward-Looking Statements
This report includes certain forward-looking statements (statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties, many of which are beyond the Company’s control. The forward-looking statements and the Company’s future results, liquidity and capital resources are subject to risks and uncertainties including, but not limited to, the following: uncertainty regarding the effect or outcome of the Company’s decision to explore strategic alternatives; the entry of new or remodeled competitive stores into the Company’s market areas; the level of discounting and promotional spending by competitors; the Company’s ability to improve comparable store sales; the level of margins achievable in the Company’s operating divisions; the stability and timing of distribution incentives from suppliers; changes in the terms upon which suppliers require the Company to pay for store merchandise; the Company’s ability to control expenses including employee medical costs, labor, credit card fees, and workers compensation and general liability expense; uncertainties regarding gasoline prices and margins; the success of the Company’s new and remodeled stores; uncertainties regarding the cost savings of store closings and other restructuring efforts: uncertainties regarding future real estate gains due to limited real estate holdings available for sale; potential interest rate increases on variable rate debt, as well as terms, costs and the availability of capital; the Company’s ability to collect outstanding notes and accounts receivable; uncertainties related to state and federal taxation and tobacco and environmental legislation; uncertainties related to the outcome of pending litigation; the timely and on budget completion of store construction, conversion and remodeling; and other known and unknown risks and uncertainties. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company, as a policy, does not engage in significant speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at January 7, 2006, a one percent change in interest rates would not have had a material impact on the Company.
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
Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the quarter ended January 7, 2006, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II            Other Information
Item 1. Legal Proceedings
     See Note J – Contingencies to our consolidated financial statements contained in this Form 10-Q which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In July 1994, the Board of Directors announced a plan for the repurchase of its Class A Common Stock and/or Class B Common Stock (the “Stock Repurchase Program”). The aggregate amount initially authorized for the Stock Repurchase Program has been subsequently amended, most recently to $21.0 million. The remaining amount authorized under the program was $3.3 million at January 7, 2006. The program does not have a specified termination date. No shares of stock were purchased under the program or otherwise during the twelve weeks ended January 7, 2006.
     As of January 7, 2006, the Company was prohibited from purchasing its stock due to its inability to maintain the required consolidated fixed charge coverage ratio, as defined by the Indenture governing its 8 7/8% senior subordinated notes (see Note F to the consolidated financial statements contained in this Form 10-Q). The Company expects it will continue to be prohibited from purchasing its stock until the earlier of the fourth quarter of fiscal 2007 or upon refinancing of its 8 7/8% senior subordinated notes.
Item 3. Defaults upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable.
Item 5. Other Information
     Not Applicable.
Item 6. Exhibits
     (a) The following exhibits are incorporated by reference herein:

Exhibit 3	(a)	Restated Articles of Incorporation, as amended as of May 15, 1991 – Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(b)	By-Laws as amended as of November 26, 1997 – Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

Exhibit 4	(a)	Articles V, VI and VII of the Company’s Restated Articles of Incorporation, as amended as of May 15, 1991 – Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(b)	Articles I and IV of the Company’s By-Laws, as amended as of November 26, 1997 – Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

(c)	Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the Securities and Exchange Commission upon its request – Incorporated by reference to Form 10-K for the year ended March 27, 1987.

(d)	Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank – Incorporated by reference to Form 8-K, dated December 21, 1998.

(e)	Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 – Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).

(f)	First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 – Incorporated by reference to Form 10-K for the year ended March 28, 1998.

(g)	Second Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000 – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

(h)	Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000 – Incorporated by reference to Form 10-K for the year ended April 1, 2000.

(i)	Fourth Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated October 15, 2001 – Incorporated by reference to Registration Statement on Form S-8 (File No. 333-82908).

(j)	Credit Agreement between Marsh Supermarkets, Inc. and its subsidiaries and Bank of America, N.A., as Issuing Agent, Administrative Agent and Collateral Agent, dated as of November 9, 2005 – Incorporated by reference to Form 8-K filed November 16, 2005.

(k)	First Amendment to Credit Agreement, dated as of January 6, 2006, among Marsh Supermarkets, LLC, Marsh Supermarkets, Inc., the other borrowers party thereto, the facility guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Issuing Bank, and as Administrative Agent and Collateral Agent for the Lenders — Incorporated by reference to Form 8-K filed on January 12, 2006.

(l)	Security Agreement, dated as of November 9, 2005, by and among Marsh Supermarkets, Inc., the other grantors party thereto and Bank of America, N.A., as Collateral Agent – Incorporated by reference to Form 8-K filed on November 16, 2005.

(m)	Intellectual Property Security Agreement, dated as of November 9, 2005, by and among Marsh Supermarkets, Inc., Trademark Holdings, Inc. and Bank of America, N.A., as Collateral Agent – Incorporated by reference to Form 8-K filed on November 16, 2005.

(n)	Pledge Agreement, dated as of November 9, 2005, by and among Marsh Supermarkets, Inc., the other pledgors party thereto and Bank of America, N.A., as Collateral Agent – Incorporated by reference to Form 8-K filed on November 16, 2005.

(o)	Guaranty, dated as of November 9, 2005, by Marsh Supermarkets, Inc. and the other borrowers party thereto, in favor of Bank of America, N.A., as Administrative Agent,

Collateral Agent and Issuing Bank, the lenders and the other secured parties — Incorporated by reference to Form 8-K filed on November 16, 2005.

	(p)	Form of Mortgage, Collateral Assignment of Leases and Rents and Fixture Filing — Incorporated by reference to Form 8-K filed on November 16, 2005.

	(q)	Credit Agreement, dated as of January 6, 2006, among Marsh Supermarkets, LLC, Marsh Supermarkets, Inc., the other borrowers party thereto, the facility guarantors party thereto, the lenders party thereto, and Back Bay Capital Funding LLC, as Administrative Agent and Collateral Agent — Incorporated by reference to Form 8-K filed on January 12, 2006.

	(r)	Security Agreement, dated as of January 6, 2006, by and among Marsh Supermarkets, Inc., the other grantors party thereto and Back Bay Capital Funding LLC, as Collateral Agent — Incorporated by reference to Form 8-K filed on January 12, 2006.

	(s)	Intellectual Property Security Agreement, dated as of January 6, 2006, by and among Marsh Supermarkets, Inc., Trademark Holdings, Inc. and Back Bay Capital Funding LLC, as Collateral Agent — Incorporated by reference to Form 8-K filed on January 12, 2006.
	(t)	Pledge Agreement, dated as of January 6, 2006, by and among Marsh Supermarkets, Inc., the other pledgors party thereto and Back Bay Capital Funding LLC, as Collateral Agent — Incorporated by reference to Form 8-K filed on January 12, 2006.

	(u)	Guaranty, dated as of January 6, 2006, by Marsh Supermarkets, Inc. and the other borrowers party thereto, in favor of Back Bay Capital Funding LLC, as Administrative Agent and Collateral Agent, the lenders and the other secured parties — Incorporated by reference to Form 8-K filed on January 12, 2006.

	(v)	Form of Mortgage, Collateral Assignment of Leases and Rents, Security Agreement, and Fixture Filing — Incorporated by reference to Form 8-K filed on January 12, 2006.

Exhibit 10	(a)	Third Amendment to the Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries, as Amended and Restated as of January 1, 1997 — Incorporated by reference to Form 8-K filed on December 30, 2005.

	(b)	Second Amendment to the Marsh Supermarkets, Inc. 1999 Senior Executive Supplemental Retirement Plan — Incorporated by reference to Form 8-K filed on December 30, 2005.

	(c)	Amendment to Employment Agreement, by and between the Company and Don E. Marsh, dated as of December 29, 2005 — Incorporated by reference to Form 8-K filed on December 30, 2005.

	(d)	Amendment to Employment Agreement, by and between the Company and P. Lawrence Butt, dated as of December 29, 2005 — Incorporated by reference to Form 8-K filed on December 30, 2005.

	(e)	Amendment to Employment Agreement, by and between the Company and William L. Marsh, dated as of December 29, 2005 — Incorporated by reference to Form 8-K filed on December 30, 2005.

(b)           The following exhibits are included herein:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Don E. Marsh.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Douglas W. Dougherty.

32.1	Section 1350 Certification of Don E. Marsh.

32.2	Section 1350 Certification of Douglas W. Dougherty.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH SUPERMARKETS, INC.
February 21, 2006	By:	/s/ Douglas W. Dougherty
Douglas W. Dougherty
Executive Vice President – Finance and Administration

February 21, 2006	By:	/s/ Mark A. Varner
Mark A. Varner
Chief Accounting Officer, Vice President – Corporate Controller