Form 10-K
period 2006-04-01
MARSH SUPERMARKETS INC
filed 2006-06-30
CIK 62737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended April 1, 2006
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
Class A Common Stock, no par value
Class B Common Stock, no par value
8 7/8% Senior Subordinated Notes, due 2007
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
          Yes ☐           No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
          Yes ☐           No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes ☑           No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐           No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at October 15, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $22,118,680 for the registrant’s Class A common stock and $29,497,702 for the registrant’s Class B common stock. This calculation assumes all shares of Class A common stock and Class B common stock beneficially held by benefit plans, officers and members of the Board of Directors of the registrant are owned by “affiliates,” a status which each of the officers and directors individually disclaims.
     As of June 8, 2006, there were 3,734,927 shares of Class A common stock and 4,210,322 shares of Class B common stock of the Company outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

MARSH SUPERMARKETS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 1, 2006

PART I
Item 1. Business
General
At April 1, 2006, Marsh Supermarkets, Inc. (the “Company” or “Marsh”) operated 117 supermarkets and 154 Village Pantry® convenience stores primarily in central Indiana and western Ohio. The Company believes that its supermarkets have the second or third largest market share of supermarket chains operating in its market area and Village Pantry has one of the largest market shares of convenience stores in its market area. Marsh also owns and operates a food service division, which provides upscale catering, vending, office coffee, coffee roasting, concession and business cafeteria management services, and a floral division, which operates seven upscale retail floral shops under the name McNamara® and one business florist under the name Enflora®. The Company was incorporated in the state of Indiana in December 1952.
In November 2005, the Company retained Merrill Lynch & Co. to explore strategic alternatives for the enhancement of shareholder value, including a possible sale of the Company. On May 2, 2006, the Company entered into an agreement and plan of merger under which it would be acquired by MSH Supermarkets Holding Corp. (“MSH Supermarkets”), an affiliate of Sun Capital Partners Group IV, Inc. (“Sun Capital”), a private investment firm. Pursuant to the merger agreement, all of the common shares of the Company would be converted to cash at $11.125 per share, or approximately $88.7 million in total. The Board of Directors of the Company recommended that shareholders approve the merger. Subsequent to entering into the merger agreement, the Company received unsolicited communications from Cardinal Paragon, Inc. and Drawbridge Special Opportunities Advisors LLC regarding a competing transaction. On June 16, 2006, the Company filed a court complaint asking for a declaratory judgment clarifying the Company’s rights and responsibilities under the merger agreement. Also on June 16, 2006, the Company filed with the Securities and Exchange Commission a preliminary proxy statement relating to the proposed acquisition by MSH Supermarkets.
In 2006, the Company recorded a $12.8 million impairment charge to reduce the carrying costs of buildings, building improvements, fixtures and equipment for nine supermarkets and ten convenience stores, and recorded a $2.2 million charge related to abandoned construction in progress assets and to write down real estate held for sale to fair market value due to recent appraisals. The stores were determined to be impaired based upon a recent history of negative cash flows and forecasts for continued cash flow levels insufficient to recover the carrying amounts of the assets. Also during 2006, the Company 1) recorded a $13.1 million goodwill impairment charge based upon the share conversion price in the merger agreement with MSH Supermarkets; 2) closed one Marsh supermarket, its Savin*$ supermarket, six convenience stores and its Trios restaurant resulting in charges of $8.4 million related primarily to ongoing lease costs; and 3) recorded a $7.0 million charge related to a reduction in force of approximately 25 employees at its headquarters, including four officers, and other personnel related costs of terminating employees at the closed stores.
The Company has struggled in recent years to maintain positive year-over-year comparable store sales, an important performance measure in the retail sector. Given continued weak comparable store sales year-over-year, the slow maturation of new stores opened the past five years, upward pressures on selling and general expenses, and limited operating cash flows, the Company continued actions in 2006 to stabilize its credit ratios on a sustainable basis, monitor and evaluate new store operating results and identify and implement rational cost reduction initiatives. In November 2005, the Company suspended the payment of future quarterly dividends on its common stock. Additionally, the Company intends to continue to limit near-term capital expenditures and to continue to evaluate underperforming stores and other assets for possible disposal or closure.
Supermarkets
At April 1, 2006, the Company operated 103 supermarkets in central Indiana, 13 in western Ohio and one in Illinois. Fifty-two stores in the Indianapolis metropolitan market area constitute the Company’s major market. The remaining supermarkets operate in 39 other communities. Revenues from supermarket operations represented approximately 77% of the 2006 consolidated total revenues and 78% of the 2005 consolidated total revenues.
The Company’s supermarket merchandising strategy emphasizes service, quality and convenient one-stop shopping at competitive prices. Of the Company’s supermarkets, 17 are open 24 hours a day and 52 are open until midnight, with the remainder having various other schedules. All stores are open seven days a week.
The Company believes providing quality merchandise is an important factor in maintaining and expanding its customer base. The Company features nationally advertised and distributed merchandise along with products under its own trademarks, service marks and trade names. In recent years, the Company has devoted a greater proportion of new and remodeled stores to fresh, high quality perishables, including produce, delicatessen items, baked goods, prepared foods, seafood and floral items. The Company believes fresh produce is an important customer draw; therefore, it focuses on buying premium quality produce worldwide. The geographic concentration of the Company’s supermarkets enables the Company to deliver fresh items to its stores quickly and frequently. An extension of this theme is convenient, high quality, ready to eat meals. The “Chef Fresh” ™ Reg. program offers take-home items for immediate consumption in 112 stores. These products are prepared in the Company’s central kitchen, which provides fresh items to most of the Company’s divisions.
The Company’s superstore format offers customers convenient one-stop shopping. Its Marsh supermarkets feature an extended line of traditional grocery store items as well as service and specialty departments, such as delicatessens, bakeries, prepared foods, prime cut meats, fresh seafood, floral and video rental. Service and specialty departments included in Marsh supermarkets include delicatessens (117 stores), hot prepared foods (79), bakeries (117), prime cut service meat (59), fresh seafood (62), sushi shops (25), floral shops (75), imported cheese shops (64), wines and beer (110), salad bars (46), video rental (32), fuel kiosks (4) and Ticketmaster® outlets (34). Forty-two of the Company’s supermarkets include pharmacies in food and drug combination stores. In addition, banks or savings institutions operate branch facilities in 36 of the Company’s stores and 94 stores offer automated teller machines (ATMs).
The Company’s superstore format is in excess of 75,000 square feet, and its modern conventional supermarket format is approximately 55,000 to 65,000 square feet. The Company currently operates six superstores and 19 modern conventional supermarkets. Approximately one-third of the sales area in these stores is devoted to merchandising fresh, high quality perishable products such as deli meats and salads, baked goods, prepared foods and produce. Approximately 53% of the total supermarket square footage has been newly constructed or remodeled in the past 10 years.
The Company has a smaller, low-price supermarket format with limited service and specialty departments as an alternative to the large, full service Marsh supermarket. As of April 1, 2006, the Company operated 38 supermarkets under the trade name LoBill Foods®. The Company believes the LoBill format offers an opportunity to maximize its market share by expanding into smaller communities and inner city metropolitan areas that can be better served by that format and to appeal to the price motivated consumer in markets currently served by traditional Marsh stores.
The Company operated eight O’Malia Food Markets as of April 1, 2006. O’Malia Food Markets are upscale neighborhood stores whose reputation has been built upon full service meat, specialty food items and the highest level of customer service. The Company believes this format offers the opportunity to enhance its market share by strategic placement of O’Malia stores in neighborhoods where consumers appreciate a selection of non-traditional grocery items and full service.
As of April 1, 2006, the Company operated two Arthur’s Fresh Market® stores. These 21,000 square foot neighborhood markets feature full-service meat, deli and seafood, prepared foods, baked goods, sushi, a salad bar and a small café, as well as many of the other offerings typically found in a Marsh supermarket. The store format is targeted generally toward neighborhoods that are not within close proximity to a traditional supermarket.
The Company’s supermarkets range in size from 13,900 to 82,300 square feet. The average size is approximately 39,800 square feet. Future development will continue to focus on a food and drug combination store format of approximately 40,000 to 50,000 square feet, with superstores in excess of 75,000 square feet and smaller 21,000 square feet stores in select locations. The following summarizes the number of stores by size categories:

Number
Square Feet	of Stores
More than 75,000	6
55,000 – 74,999	19
45,000 - 54,999	10
35,000 - 44,999	22
25,000 - 34,999	48
Less than 25,000	12

117

The Company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The focus of the television campaign primarily promotes a quality and service image rather than specific products and prices. The Indianapolis television market covers approximately 80% of the Company’s supermarkets. Various sales enhancement promotional activities designed to encourage repeat shoppers are conducted as an important part of the Company’s merchandising strategy. The Company utilizes a frequent shopper card program, its “Fresh I.D.E.A. Card®”. The card provides shoppers electronic coupons, opportunities to win trips and other prizes, and also functions as a video rental card. In 2002, the Company introduced MyMarshSM, an exclusive program intended to optimize promotional dollars by tracking individual customer spending and delivering incentives and rewards tailored to each customer with limited or no competitor visibility.
Convenience Stores
At April 1, 2006, the Company operated 154 convenience stores under the Village Pantry trade name. These self-service stores offer a broad selection of grocery, bakery, dairy and delicatessen items, including fountain drinks, and store-prepared pizza and/or chicken (50), fresh pastry products (106) and sandwiches (143). Fifty-seven of the stores have sit down eating areas. All of the stores sell money orders and lottery tickets and 146 stores have ATMs. Additionally, 103 stores offer petroleum products; approximately 80% of the petroleum stores are operated under the Marathon brand and the remaining petroleum stores are unbranded. Marathon supplies all of the Village Pantry division’s gasoline purchases. Eighteen of the stores operate drive-thru car washes. Revenues from the convenience stores represented approximately 19% of the 2006 consolidated total revenues. Carry-out cold beer, a high-volume item typically found in convenience stores in other states, may be sold only by package liquor stores and taverns in Indiana; accordingly, it is not sold in the Company’s convenience stores in Indiana. All but fourteen of the Company’s convenience stores are open 24 hours a day; the remaining stores close at 11:00 PM or midnight. All stores are open seven days a week.
Newer stores generally range from 3,700 to 5,000 square feet, compared to 1,800 to 2,500 square feet for older stores. The larger size accommodates the aforementioned prepared food products. In constructing new stores and remodeling and expanding existing stores, the Company tailors the format to each specific market, with heavy emphasis on food service in areas which the Company believes to be less susceptible to intense competition from major fast food operators, such as smaller towns and high density neighborhoods.
Crystal Food Services
The Company’s food service operation conducts business under the trade name Crystal Food Services™. It offers a range of services including banquet hall catering, special events catering, concession services, cafeteria management, vending, office coffee and coffee roasting. Crystal Food Services focuses on presenting expertly prepared cuisine in all of its food service operations.
The combination of these operations has created a unique range of services, products and facilities. Banquet hall facilities include the Murat Shrine Center, Crown Plaza Hotel at Union Station, Riverwalk Banquet & Lodge, Fountains Banquet and Conference Center, the Indiana Roof Ballroom, Indiana State Museum, NCAA Headquarters and Primo North, South and West. Crystal Food Services is the largest caterer of special events at the Indianapolis Motor Speedway and the exclusive food service provider of the RCA Tennis Championships. Crystal Food Services also provides concession services at the Indianapolis Zoo, Prairie View Golf Club and Purgatory Golf Club, cafeteria management to 20 major employers, vending services, coffee and frozen beverage service to over 2,000 locations throughout the greater Indianapolis area, and daily dining services to military personnel stationed at Camp Atterbury in southern Indiana.
Floral Fashions® and McNamara®
The Company’s floral operations conduct business under four trade names. Floral Fashions provides plants and cut flowers in all 69 of the Marsh supermarkets and custom designed arrangements in 56 of those stores. McNamara is a retail florist operating seven upscale, traditional full-service shops in the Indianapolis market and is one of the largest FTD florists in the U.S. and Canada. McNamara also operates a 57,000 square foot design center that serves the Company’s supermarket and food services divisions, as well as its own operations. McNamara Marketplace operates eight self-serve shops within the Company’s O’Malia Food Markets. Enflora, Flowers for Business, provides both daily and single event floral arrangements for corporate clients.
Supply and Distribution
The Company supplies its supermarkets from four Company-operated distribution facilities. Non-perishable grocery products are distributed from a 409,000 square foot leased facility in Indianapolis. Frozen foods are distributed from a 119,000 square foot Company-owned facility in Indianapolis that was constructed and opened in August 2002. Produce, meat and delicatessen products are distributed from a 191,000 square foot Company-owned perishable products facility in Yorktown, Indiana. Non-food products are distributed from 180,000 square feet of a 388,000 square foot Company-owned warehouse in Yorktown. In addition, the Company leases a 32,000 square foot warehouse in Muncie, Indiana for storage of seasonal items. Additional outside warehouse space is leased as needed to meet seasonal demand.

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
The Company’s supermarket transportation function is performed through a wholly-owned subsidiary. Some products, principally bakery, dairy, beverage and snack food items, are delivered directly to the supermarkets and convenience stores by distributors of national and regional brands.
Management Information Systems
All of the Company’s supermarkets are equipped with electronic scanning checkout systems to minimize item pricing, provide more efficient and accurate checkout line operation, and provide product movement data for merchandising decisions and other purposes. The checkout systems are integrated with the Company’s frequent shopper card program to provide customer specific data to facilitate individualized marketing programs. Point-of-sale electronic funds transfer and credit card systems are in place in the supermarkets. The Village Pantry division utilizes 100% scanning at the front-end.
The Company utilizes in-store micro-computers in the supermarkets to automate various tasks, such as processing the receiving and billing of vendor direct-store-delivered (DSD) merchandise, processing of video rentals, processing pharmacy records in the food and drug combination stores, and time keeping for payroll processing. The Company employs a wide area network for data communications between the corporate office, supermarkets, convenience stores and warehouses. All convenience stores are equipped with micro-computers for electronic transmission of accounting and merchandising data to headquarters, electronic messaging and processing DSD merchandise receiving and billing.
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
The Company’s supermarkets are subject to competition from local, regional and national supermarket chains, independent supermarkets, and other retail formats, such as discount stores and wholesale clubs. The number of competitors and degree of competition experienced by the Company’s supermarkets vary by store location. The principal supermarket chain competitors are Wal-Mart Stores, Inc., The Kroger Co. and Meijer, Inc.
The Company’s Village Pantry division is subject to competition from petroleum marketing companies that have converted or expanded gasoline locations to include convenience food operations and others. National convenience store chains do not have a significant presence in the Company’s marketing area. The Company believes the principal competitive factor for convenience stores is location.

Seasonality
Supermarket sales are subject to some seasonal fluctuation. Traditionally, higher sales occur during the third fiscal quarter’s Thanksgiving and Christmas holiday seasons, and lower sales occur in the warm weather months of the second fiscal quarter. Convenience store sales traditionally peak in the summer months.
Employees
The Company has approximately 13,800 employees. Approximately 8,600 employees are employed on a part-time basis. All employees are non-union, except approximately 90 fleet drivers and 230 supermarket distribution facility employees who are unionized under collective bargaining agreements with terms that extend to April 2008. The Company considers its employee relations to be good.
Regulatory Matters
As a retailer of alcoholic beverages, tobacco products and gasoline, the Company is subject to federal and state statutes, ordinances and regulations concerning the storage and sale of these products. The Company is aware of the existence of petroleum contamination at 21 Village Pantry locations, all located in Indiana, and is in the process of remediation at each of these sites. The cost of remediation varies significantly depending on the extent, source and location of the contamination, geological and hydrological conditions and other factors. An Indiana excess liability fund has reimbursed the Company for more than 95% of remediation costs incurred over the past three years, and it is expected that the fund will continue to reimburse the Company for future costs.
Executive Officers of the Registrant
Information required by Part III, Item 10 of this Form 10-K with respect to the Registrant’s executive officers is set forth below. Each officer has been elected for a term to expire in August 2006 or upon election of the officer’s successor by the Board of Directors.

Name	Position	Age	Family Relationship
DON E. MARSH	Chairman of the Board and Chief Executive Officer	68	Brother of William L. Marsh
Mr. Don E. Marsh has held his current position as Chairman of the Board of Directors and Chief Executive Officer of the Company for more than the past five years. He has been employed by the Company in various supervisory and executive capacities since 1961.

WILLIAM L. MARSH	Interim President and Chief Operating Officer	62	Brother of Don E. Marsh
Mr. William L. Marsh has held his current position since February 2006. For more than five years prior thereto, he served as Senior Vice President – Property Management. In May 1991, he was elected to serve as a director of the Company. He has been employed by the Company in various supervisory and executive capacities since 1974.

P. LAWRENCE BUTT	Senior Vice President, Counsel and Secretary	64	None
Mr. P. Lawrence Butt has held his current position since August 1997. For more than five years prior thereto, he served as Vice President, Counsel and Secretary. In May 1999, he was elected to serve as a director of the Company. He has been employed by the Company in various executive capacities since 1977.

DOUGLAS W. DOUGHERTY	Executive Vice President - Finance and Administration and Chief Financial Officer	62	None
Mr. Douglas W. Dougherty has held his current position since December 2005. He retired as Senior Vice President, Chief Financial Officer and Treasurer in May 2005, a position he held from August 1997. He had served as Chief Financial Officer of the Company from March 1994 until May 2005. Prior experience includes senior management and financial positions at Dayton Hudson Corp., Hartmarx, Inc. and The May Department Stores Company.

JACK J. BAYT	President and Chief Operating Officer, Crystal Food Services Division	49	None
Mr. Jack J. Bayt has held his current position since January 1995. For more than five years prior thereto, he was President and Chief Executive Officer of Crystal Catering of Indiana, Inc.

CHARLES BARNARD, JR.	President and Chief Operating Officer, Supermarket Division	57	None
Mr. Charles Barnard, Jr. has held his current position since April 2006. Prior to that, he served as President and Chief Operating Officer, Village Pantry Division since June 2003. He served as Vice President — Retail Operations, Marsh Supermarkets, LLC from April 1999 until June 2003. He has been employed by the Company in various retail supervisory and executive capacities since 1970.

DANIEL S. CROSS	President and Chief Operating Officer, Village Pantry Division	50	None
Mr. Daniel S. Cross has held his current position since April 2006. Prior to that, he served as President and Chief Operating Officer, Supermarket Division since June 2004. He served as Executive Vice President – Supermarket Division from April 2003 until June 2004; Senior Vice President – Merchandising, Supermarket Division from March 2002 until April 2003; and Vice President – Produce Operations, Supermarket Division from 1997 until March 2002. He has been employed by the Company in supervisory capacities since 1997.

MARK A. VARNER	Vice President — Corporate Controller	56	None
Mr. Mark A. Varner has held his Vice President — Corporate Controller position since August 1999. From May 2005 through July 2005, Mr. Varner also served as the Company’s interim Chief Financial Officer. For more than five years prior to August 1999, he served as Corporate Controller. He has been employed by the Company in various accounting positions since 1971.
Item 1A. Risk Factors
The Company’s business faces many risks and uncertainties. These risks and uncertainties include, but are not limited to, the risks described below and elsewhere in this Annual Report on Form 10-K, particularly in “Cautionary Note Regarding Forward-Looking Statements” under Part II, Item 7 of this report. The following is not intended to be a complete discussion of all potential risks or uncertainties facing the Company, as there may be additional risks not presently known to the Company or risks that the Company currently deems immaterial or unlikely. If any of the events or circumstances described in the following risk factors occurs, the Company’s business, financial condition or results of operations could be materially adversely affected and could result in a decline in the trading price of the Company’s common stock.
Risks Relating to the Business
The Company faces a high level of competition which may have a negative impact on its revenues and profitability.
The retail food industry is intensely competitive with respect to price, food quality and selection, customer service and location. The Company is in direct competition with numerous local outlets of regional and national supermarket and convenience store chains, independent grocery stores, specialty and gourmet markets, drug stores, dollar stores and food departments in mass merchandise and club stores. In the markets in which the Company operates, there are a number of well-established competitors that have substantially higher economies of scale and greater financial, marketing, personnel and other resources than the Company and, as a result, may be able to devote greater resources to new store development, store remodels, and sourcing, promoting and selling their products. Increased competition may have an adverse effect on profitability as the result of lower sales, lower gross profits, greater operating costs such as marketing, and the inability to reduce expenses at a rate equal to or higher than sales declines. The Company’s principal competitors are Wal-Mart Stores, Inc., The Kroger Company and Meijer, Inc.
The Company’s ability to attract customers is dependent, in large part, upon a combination of price, quality, customer service, product mix, brand recognition, store location, in-store marketing and design and promotional strategies. In each of these areas, traditional and non-traditional competitors compete with the Company and may successfully attract its customers to their stores by aggressively matching or exceeding what the Company offers. In recent years, many of the Company’s competitors have increased their presence in the Company’s markets, and the Company frequently faces the opening of a new or remodeled competitor’s store. The Company’s responses to competitive pressure, such as additional promotions and increased advertising, could adversely affect its profitability. Also, the Company cannot assure that its actions will succeed in gaining or maintaining market share. Additionally, the Company cannot predict how its customers will react to the entrance of non-traditional competitors into the grocery retailing business.
The Company’s substantial indebtedness could adversely affect its financial health.
The Company has a significant amount of indebtedness. As of April 1, 2006, the Company had long-term debt totaling $189.9 million, which included $34.5 million outstanding under its revolving credit facility, $25.0 million outstanding under its term loan and $102.8 million in the Company’s outstanding 8 7/8% senior subordinated notes. As of April 1, 2006, the Company had unused borrowing capacity under its revolving credit facility of $49.3 million, net of $11.2 million of outstanding letters of credit. The Company is vulnerable to increases in interest rates because the debt under its revolving credit facility and term loan is at a variable interest rate.
The Company’s revolving credit facility, term loan and the indenture governing its 8 7/8% senior subordinated notes require the Company to comply with certain covenants. In particular, the Company’s revolving credit facility restricts the Company’s ability to incur other indebtedness, sell assets or close stores, incur liens and make certain payments, and also includes a debt to EBITDA maximum ratio covenant. The Company’s term loan contains similar restrictions, except that the term loan has a minimum consolidated adjusted EBITDA covenant rather than a debt to EBITDA maximum ratio covenant. Further, the indenture governing the Company’s 8 7/8% senior subordinated notes contains a fixed charge coverage ratio, and as of January 7, 2006, the Company fell below the minimum ratio required under the indenture. As a result, the Company’s permitted indebtedness is currently limited to all debt existing at January 7, 2006, plus the full capacity under its revolving credit facility. The Company is also prohibited from purchasing its stock and is limited to quarterly dividend payments of $1 million. The Company expects it will continue to be below the minimum ratio required until the earlier of the end of the fourth quarter of fiscal 2007 or upon refinancing of the 8 7/8% senior subordinated notes.
In addition, at April 1, 2006, the Company had an event of default under the term loan for failure to maintain the required adjusted EBITDA. However, on June 16, 2006, the lenders amended the EBITDA covenant in the term loan such that the Company was ultimately not in default. The Company cannot assure you that it will continue to meet the revised covenant going forward.
If the Company violates any of the covenants contained in its debt instruments, such violation could cause an event of default under such instruments. If the Company defaults under its revolving credit facility, term loan or indenture governing its 8 7/8% senior subordinated notes because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. The Company cannot assure you that it would be able to obtain sufficient funds to repay all the outstanding amounts. Any acceleration of amounts due under its revolving credit facility, term loan or the indenture governing its 8 7/8% senior subordinated notes would have a material adverse effect on the Company.
The Company may not be able to refinance its 8 7/8% senior subordinated notes.
As of April 1, 2006, the Company had $102.8 million principal balance of its 8 7/8% senior subordinated notes outstanding. At maturity in August 2007, the entire outstanding principal amount of the 8 7/8% senior subordinated notes becomes due and payable by the Company. The Company has not reserved funds nor does the Company expect to generate sufficient cash flow from operations to repay the 8 7/8% senior subordinated notes when they mature. The Company expects that its ability to repay the 8 7/8% senior subordinated notes at their scheduled maturity will be dependent in whole or in part on refinancing all or a portion of the 8 7/8% senior subordinated notes before they mature. The Company cannot assure you that it will be able to arrange for additional financing on favorable terms, if at all, to pay the principal amount at maturity.
Changes in the terms on which suppliers require the Company to pay for store merchandise could have an adverse effect on the Company’s business, financial condition and results of operations.
The Company has negotiated delayed payments terms with many of its suppliers, which payment terms are subject to change at any time. If the Company’s suppliers change their payment terms for whatever reason and require faster payment by the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company is in a labor-intensive business, and increased labor costs or the Company’s inability to retain its employees could have a material adverse effect on the Company’s business and results of operations.

The Company’s business is labor intensive, and the Company’s operations tend to be more labor intensive than some of its competitors due to the additional customer service offered in its stores. Tight labor markets, government mandated increases in the minimum wage or other benefits and increased costs of health care and other benefits could result in an increase in labor costs, which could adversely affect the Company’s financial condition and results of operations. In addition, the Company’s success continues to be based, in part, on the customer service provided by its employees. The Company must continue to attract, retain and motivate its employees in order to operate effectively.
The Company’s significant pension and post-retirement obligations could increase future expenses.
The Company has a “frozen” qualified defined benefit pension plan, which provides for payment of retirement benefits on the basis of an employee’s length of service and earnings. Pension plan assets consist principally of listed stocks, corporate and government notes and bonds and investments in various funds. Currently, the pension plan is underfunded by $19.5 million, and future actions to fund the pension plan may adversely affect the Company’s financial condition.
In addition, in December 2005, the Company terminated two unfunded supplemental executive retirement plans (the “SERPs”). The Company funded $6.3 million in payments under the SERPs in January 2006, and the Company is obligated to fund the same amount in each of June 2006 and January 2007.
The Company also contributes to two multi-employer pension plans based on obligations arising under its collective bargaining agreements. These plans are not administered or in any way controlled by the Company, and the Company has relatively little control over the level of contributions it is required to make to these plans. Additionally, the benefit levels and related issues will continue to create collective bargaining agreement challenges. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. The amount of any increase or decrease in the Company’s required contribution to these multi-employer pension plans will depend upon the outcome of collective bargaining actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans, and the potential payment of a withdrawal liability if the Company chooses to exit a market, among other factors.
Various operating factors may affect the Company’s costs of operations and its profit margins.
Profit margins in the grocery retail industry are very narrow. In order to increase or maintain its profit margins, the Company must continue to develop and implement strategies to reduce costs, such as productivity improvements, shrink reduction, distribution center efficiencies and other similar strategies. During fiscal year 2006, in an effort to reduce costs, the Company closed two supermarkets, six convenience stores and a restaurant; implemented a reduction in force of approximately 25 employees at its headquarters, including four officers; and took other cost-reduction measures. The results of these measures are not yet certain. The Company’s failure to achieve forecasted cost reductions might have a material adverse effect on its business. In addition, changes in the Company’s product mix also may negatively affect certain financial measures.
The Company’s business is sensitive to local and regional economic conditions, and economic downturns or uncertainty may have a material adverse effect on its financial condition and results of operations.
The Company’s stores are concentrated in Indiana and western Ohio. Changes in economic and social conditions in the Company’s operating regions, including the rate of inflation, interest rates, energy costs, tax rates, population demographics and employment and job growth, affect consumer shopping habits. Economic downturns or uncertainty may not only adversely affect overall demand and intensify price competition, but may also cause consumers to purchase lower priced, and often lower margin, items and to make fewer purchases. A general reduction in the level of consumer spending or the Company’s inability to respond to shifting consumer attitudes regarding products, store location and other factors could adversely affect its growth and profitability.

Severe weather and natural disasters can adversely impact the areas in which the Company conducts its business.
Severe weather conditions such as tornadoes, as well as other natural disasters, in the Company’s operating regions could damage the Company’s properties, adversely impact the areas in which the Company conducts its business or the suppliers from whom the Company obtains products or otherwise cause disruptions to operations. In the event of a business interruption or the inability to source product, the Company’s business, financial condition and results of operations could be adversely affected.
Unfavorable changes in government regulations may affect the Company’s business and results of operations.
Like other companies that sell food, tobacco, beer, wine, liquor and prescription drugs, the Company’s stores are subject to various federal, state and local laws, regulations and administrative practices affecting its business. The Company must comply with numerous provisions regulating health and sanitation standards, food labeling, equal employment opportunity, minimum wages and licensing for the sale of food, tobacco, prescription drugs and alcoholic beverages.
The Company cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on its future business. The Company could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products and expanded or different labeling. Any or all of such requirements could have an adverse effect on the Company’s results of operations and financial condition.
The Company, particularly its Village Pantry division, is subject to state and federal environmental regulations and faces the risk of being held liable for environmental damages that may occur.
Under various federal, state and local laws, ordinances and regulations, the Company may, as the owner or operator of its locations, be liable for the costs of removal or remediation of contamination at these or its former locations, whether or not the Company knew of, or was responsible for, the presence of such contamination. The failure to properly remediate such contamination may subject the Company to liability to third parties and may adversely affect its ability to sell or rent such property or to borrow money using such property as collateral. Additionally, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at sites where they are located, whether or not such site is owned or operated by such person. Although the Company does not typically arrange for the treatment or disposal of hazardous substances, it may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be liable for removal or remediation costs, as well as other related costs, including governmental fines, and injuries to persons, property and natural resources. In addition, compliance with existing and future environmental laws regulating underground storage tanks may require significant capital expenditures and increased operating and maintenance costs. The remediation costs and other costs required to clean up or treat contaminated sites could be substantial.
The Company is currently aware of the existence of petroleum contamination at 21 Village Pantry locations, all located in Indiana, and is in the process of remediation at each of these sites. An Indiana excess liability fund has reimbursed the Company for more than 95% of remediation costs incurred over the past three years, and it is expected that the fund will continue to reimburse the Company for future costs, but there can be no assurance that this will occur.
In the future, the Company may incur substantial expenditures for remediation of contamination that has not been discovered at existing or previously owned or operated locations. The Company cannot assure you that it has identified all environmental liabilities at all of its current and former locations; that material environmental conditions not known to the Company do not exist; that future laws, ordinances or regulations will not impose material environmental liability on the Company; or that a material environmental condition does not otherwise exist as to any one or more of its locations. In addition, failure to comply with any environmental laws, ordinances or regulations or an increase in regulations could adversely affect the Company’s operating results and financial condition.
The Company depends on one principal supplier for the gasoline sold at its Village Pantry stores.
In June 2005, the Company signed a new branded product supply and trademark license agreement with Marathon®. Marathon supplies all of the Village Pantry division’s gasoline purchases. The contract with Marathon expires in July 2008, but the Company may not be able to renew the contract upon expiration. A change of suppliers, a disruption in supply or a significant change in the Village Pantry division’s relationship with Marathon could have a material adverse effect on the division’s business, financial condition and results of operations. In addition, the supply of gasoline and the Village Pantry division’s wholesale purchase costs could be adversely impacted in the event of shortage, which could result from, among other things, lack of capacity at United States oil refineries or severe weather conditions including hurricanes. These factors could materially impact the Village Pantry division’s gasoline gallon volume, gasoline gross profit and overall customer traffic, which in turn would impact its merchandise sales.
Volatility of wholesale petroleum costs and retail prices could impact the Company’s operating results.
Over the past three fiscal years, the Company’s gasoline revenue accounted for approximately 9% of total revenues and its gasoline gross profit accounted for approximately 2% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and wholesale petroleum costs. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for gasoline. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on the Company’s operating results and financial condition.
The Company’s self-insurance arrangements could materially impact its results of operations.
The Company uses a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, property insurance, director and officers’ liability insurance, and employee health care benefits. The Company estimates the liabilities associated with the risks that it retains, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any actuarial projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although not currently anticipated by management, the Company’s results could be materially impacted by claims and other expenses related to the Company’s self-insurance program if future occurrences and claims differ from these assumptions and historical trends.
The Company may record significant charges for impairment of goodwill and long-lived assets, which could adversely affect its results of operations.
Goodwill is tested annually for impairment as of end of the third quarter of the Company’s fiscal year. The Company also tests goodwill for impairment when an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s long-lived assets, primarily stores, also are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at specific stores could result in impairment charges on goodwill and/or long-lived assets. During fiscal year 2006, the Company incurred $15.0 million in impairment charges on its long-lived assets and recorded impairment charges of $13.1 million on its goodwill largely as a result of store closings and the merger agreement with MSH Supermarkets. Future impairment charges recorded by the Company could adversely affect its financial condition.
Risks Relating to the Merger with MSH Supermarkets
The merger of the Company with MSH Supermarkets is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the market price of the Company’s common stock to decline.
The pending merger of the Company with MSH Supermarkets is subject to customary conditions to closing, including the receipt of the required approval of the shareholders of the Company and consents from third parties. Many of the conditions to the closing of the merger are outside of the control of the Company. If any condition to the closing of the merger is not satisfied or, if permissible, waived, the merger will not be completed.
If the Company does not complete the merger, the market price of the Company’s common stock may decline to the extent that the current market price reflects a market assumption that the merger or another transaction will be completed. If the merger is not approved by the Company’s shareholders, the Company will be obligated to reimburse MSH Supermarkets for up to $5 million in expenses. The Company will also pay legal fees and other expenses in connection with the merger, whether or not the merger is completed. In addition, the Company has expended, and will continue to expend, significant management resources in an effort to complete the merger. If the merger is not completed, the Company will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit. Further, the Company may be required to pay to MSH Supermarkets a breakup fee of $10 million under certain specified circumstances.
Whether or not the merger with MSH Supermarkets is completed, the announcement and pendency of the merger may continue to cause disruptions in the Company’s business, which could have an adverse effect on its business and results of operations.
We believe the announcement and pendency of the merger has caused and will continue to cause disruptions in the Company’s business. Specifically, employees may experience uncertainty about their future roles with the Company, which might adversely affect the Company’s ability to retain key managers and other employees, the attention of management toward the execution of business plans may be distracted by the potential merger, customers uncertain as to the future form of or existence of the Company may change shopping patterns, habits or destinations, and competitors may try to take advantage of the uncertainty by attracting both employees and customers.
The Company, its directors and its former President are involved in pending litigation with respect to the merger with MSH Supermarkets, the result of which is uncertain.
As described in more detail in “Legal Proceedings” under Part I, Item 3 of this Annual Report on Form 10-K, on June 16, 2006, the Company filed a complaint in Hamilton Superior Court, Hamilton County, Indiana, asking for a declaratory judgment clarifying the Company’s rights and responsibilities under the merger agreement with MSH Supermarkets. On June 26, 2006, MSH Supermarkets filed an answer to the Company’s complaint in which MSH Supermarkets requested a declaratory judgment to prohibit the Company from allowing Cardinal and Drawbridge to pursue a transaction with the Company without its consent and for injunctions compelling Cardinal and Drawbridge to withdraw their indications of interest. MSH Supermarkets has asserted a counterclaim against the Company for unspecified compensatory damages for breaching the merger agreement. MSH Supermarkets also alleged cross-claims against Cardinal and Drawbridge seeking unspecified compensatory damages for tortious interference with a contractual relationship and for breach of the confidentiality agreement entered by Cardinal. The Court has set a trial date of July 19, 2006 on the Company’s complaint. At this time, the Company is unable to determine how the various claims being asserted in this action may affect its results of operations or financial condition, or the impending merger with MSH Supermarkets.
In addition, as described in more detail in “Legal Proceedings” under Part I, Item 3 of this Annual Report on Form 10-K, on June 27, 2006, a purported shareholder class action and derivative action lawsuit was filed against the Company’s directors, the Company’s former President and Sun Capital Partners, Inc. The complaint, purportedly filed on behalf of both the Company and a putative class of its shareholders, alleges, among other things, that the individual defendants breached their fiduciary duties to the Company and its shareholders, abused their ability to control and influence the Company, grossly mismanaged the Company and were unjustly enriched, each of which caused the Company and its shareholders to suffer damages. The plaintiff alleges that Sun Capital Partners, Inc. aided and abetted the foregoing acts and transactions. Although the derivative claims in the lawsuit are brought nominally on behalf of the Company, the Company expects to incur defense costs and other expenses in connection with the lawsuit. In addition, the Company is obligated to indemnify its directors and officers who are named as individual defendants, provided that certain conditions are satisfied. At this time, the Company is unable to determine how the various claims asserted in this action may affect its results of operations or financial condition, or the impending merger with MSH Supermarkets.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The following table summarizes the per unit and aggregate size of the retail facilities operated by the Company, together with an indication of the age of the total square footage operated.

		Per Store
	Footage Operated	Average	0-5 Years	6-10 Years	Over 10 Years
Supermarkets	4,661,000	39,800	31%	22%	47%
Convenience Stores	458,000	3,000	71%	—	29%

	5,119,000

Owned and leased retail facilities are summarized as follows:

		Convenience
	Supermarkets	stores	Other
Owned	34	43	—
Leased:
Fixed rentals only	48	100	7
Fixed plus contingent rentals	35	11	—

	83	111	7

	117	154	7

All leases, except for eight supermarkets and 38 Village Pantry stores, have one to four renewal options for periods of two to five years each. The majority of leases provide for payment of property taxes, maintenance and insurance by the Company. In addition, the Company was obligated under leases for five vacant supermarket storerooms having gross future lease payments of $19.0 million as of April 1, 2006.
The non-perishable grocery products warehouse in Indianapolis is leased for a term expiring in 2007 with options available through 2020. The facility, constructed in 1969, is located on a 44-acre site and has a total of 409,000 square feet, of which 382,000 is utilized for grocery warehousing operations. The remainder consists of office space and storage.
An owned 191,000 square foot refrigerated perishable products handling facility in Yorktown, Indiana, serves as the distribution center for meat, produce and delicatessen items. The facility was completed in 1981 and was expanded and updated in 1997.
An owned 119,000 square foot frozen food products handling facility in Indianapolis was constructed and began operations in August 2002.
The Company owns an additional 388,000 square foot facility in Yorktown, Indiana. Approximately 180,000 square feet of this facility is used as a distribution center for non-food products, approximately 21,000 square feet is used by the retail maintenance department, and an additional 55,000 square feet of warehouse space is leased to third parties. The portion of this facility formerly utilized for the Company’s corporate offices is currently vacant.
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
A complaint was filed against the Company on November 14, 2005, in the United States District Court for the Southern District of Indiana, Indianapolis Division, entitled United States of America v. Marsh Supermarkets, Inc. & Subsidiaries, Cause No. 1:05-CV-1709-JDT-TAB. The case involves a claim to recover an allegedly erroneous refund of federal income taxes and seeks repayment of the $1.0 million refund plus interest and plaintiff’s legal costs. The Company disputes the claim and intends to defend this matter. The Company believes an adverse judgment will not have a material effect on its results of operations or financial condition.
On June 16, 2006, the Company filed a complaint in the Hamilton Superior Court, Hamilton County, Indiana, naming MSH Supermarkets Holding Corp. (“MSH Supermarkets”), MS Operations, Inc., a subsidiary of MSH Supermarkets (“Sub”), Cardinal Paragon, Inc. (“Cardinal”) and Drawbridge Special Opportunities Advisors LLC (“Drawbridge”) as defendants. MSH Supermarkets and Sub are affiliates of Sun Capital. The complaint asks for a declaratory judgment clarifying the Company’s rights and responsibilities under the merger agreement with MSH Supermarkets entered into on May 2, 2006. Specifically, the Company has asked for a determination of whether the provisions of the merger agreement requiring the Company not to waive or fail to enforce the standstill provisions in the confidentiality agreement executed by Cardinal prevent the Company from negotiating with Cardinal and Drawbridge or whether the merger agreement permits the Company to consider the unsolicited communication from Cardinal and Drawbridge regarding a competing transaction if the Company’s board of directors determines that it is reasonably likely to be a “Superior Proposal.” The Company also requested an injunction that, depending upon how the Court resolves the declaratory issue, either (a) compels Cardinal and Drawbridge to withdraw their indications of interest and prohibits them from violating the terms of the confidentiality agreement entered into by Cardinal, or (b) prohibits MSH Supermarkets from terminating the merger agreement based on the Company’s taking any actions the Court declares it may take. Finally, the Company requested that, regardless of what other relief the Court may order, the Court (a) declare that Marsh’s filing of the lawsuit and requesting a judicial resolution of the controversy is not a breach of the merger agreement, and (b) an injunction prohibiting MSH Supermarkets from taking any action to terminate the merger agreement on that basis.
The Court has set a trial date of July 19, 2006 on the Company’s complaint.
On June 26, 2006, MSH Supermarkets and Sub filed an answer to the Company’s declaratory judgment complaint in which they request a declaratory judgment prohibiting the Company from allowing Cardinal and Drawbridge to pursue a transaction with the Company without the consent of MSH Supermarkets and injunctions compelling Cardinal and Drawbridge to withdraw their indications of interest and prohibiting Cardinal and Drawbridge from violating the Cardinal confidentiality agreement. In addition, MSH Supermarkets and Sub asserted a counterclaim against the Company for unspecified compensatory damages for breaching the merger agreement. In its counterclaim, MSH Supermarkets is also seeking (a) a declaratory judgment that the merger agreement precludes the Company from directly or indirectly allowing Cardinal and Drawbridge to pursue an acquisition of the Company and that the Company has breached the merger agreement by failing to enforce the confidentiality agreement entered into by Cardinal and (b) an injunction compelling the Company to enforce the confidentiality agreement. MSH Supermarkets also alleged cross-claims against Cardinal and Drawbridge seeking unspecified compensatory damages for tortious interference with a contractual relationship and for a breach of the confidentiality agreement entered into by Cardinal. At this time, the Company is unable to determine how the various claims being asserted in this action may affect its results of operations or financial condition, or the impending merger with MSH Supermarkets.
On June 27, 2006, a purported shareholder class and derivative action lawsuit was filed in the Marion Superior Court, Marion County, Indiana, naming the Company’s directors, the Company’s former President and Sun Capital Partners, Inc. (“Sun”) as defendants. This lawsuit is entitled Irene Kasmer, on Behalf of Herself and All Others Similarly Situated and Derivatively on Behalf of Marsh Supermarkets, Inc. vs. Don E. Marsh, William L. Marsh, David A. Marsh, P. Lawrence Butt, Charles R. Clark, James K. Risk, III, Stephen M. Huse, J. Michael Blakley, K. Clay Smith, Catherine A. Langham, John J. Heidt, Sun Capital Partners, Inc. and Marsh Supermarkets, Inc. The complaint, purportedly filed on behalf of both the Company and a putative class of its shareholders, alleges, among other things, that the individual defendants breached their fiduciary duties to the Company and its shareholders, abused their ability to control and influence the Company, grossly mismanaged the Company and were unjustly enriched, each of which caused the Company and its shareholders to suffer damages. The plaintiff alleges that Sun aided and abetted the foregoing acts and transactions. The complaint seeks the following relief: (1) a declaration that the lawsuit is properly maintainable as a class action and certification of the plaintiff as a class representative; (2) a declaration that the individual defendants have breached and are breaching their fiduciary and other duties to plaintiff and the other members of the putative class of shareholders; (3) a declaration that the proposed transaction with MSH Supermarkets is null and void; (4) an injunction prohibiting the Company and its directors from proceeding with, consummating or closing the proposed transaction with MSH Supermarkets; (5) an injunction requiring the individual defendants to explore third-party interest from other potential acquirors and obtain the highest offer to acquire the Company; (6) an order rescinding and setting aside the proposed transaction with MSH Supermarkets in the event that it is consummated; (7) undisclosed compensatory damages and interest; (8) an award of costs and disbursements, including reasonable attorneys’ and experts’ fees; and (9) such other and further relief as the court may deem just and proper. Although the derivative claims in the lawsuit are brought nominally on behalf of the Company, the Company expects to incur defense costs and other expenses in connection with the lawsuit. In addition, the Company is obligated to indemnify its directors and officers who are named as individual defendants, provided that certain conditions are satisfied. At this time, the Company is unable to determine how the various claims asserted in this action may affect its results of operations or financial condition, or the impending merger with MSH Supermarkets.
The Company may be involved in litigation from time to time in the normal course of business. The Company is not aware of any contingencies that would have a material adverse impact on its financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the security holders during the fourth quarter of 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Both of the Company’s Class A common stock and Class B common stock trade on The Nasdaq National Market under the trading symbols “MARSA” (Class A common stock) and “MARSB” (Class B common stock). The prices set forth below reflect the high and low sales prices for the Company’s common stock as reported by The Nasdaq National Market for the quarters indicated. The below also sets forth the cash dividends declared during the quarters indicated.

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of market price of common stock

Class A: High	$9.27	$12.90	$14.25	$12.80	$13.00	$12.00	$14.00	$15.00
Class A: Low	6.40	8.75	11.20	11.00	11.00	10.82	11.09	13.00

Class B: High	9.03	13.65	16.35	14.45	14.75	13.00	13.90	14.18
Class B: Low	5.90	8.62	11.75	12.00	12.20	10.98	11.01	12.32

Cash Dividend

Class A	—	—	$.13	$.13	$.13	$.13	$.13	$.13
Class B	—	—	.13	.13	.13	.13	.13	.13
Additional information concerning dividends may be found in the following sections of this Form 10-K: “Selected Financial Data” in Part II, Item 6 and “Consolidated Statements of Cash Flows” and “Consolidated Statements of Changes in Shareholders’ Equity” in Part II, Item 8.
On each of May 2, 2005, July 29, 2005, and November 7, 2005, the Company made a cash dividend payment of $0.13 per share on the Class A common stock and Class B common stock of the Company. On November 22, 2005, the Board of Directors of the Company elected to suspend the payment of future quarterly cash dividends until the Company improves its financial performance and its credit ratios are improved on a sustainable basis.

As of June 8, 2006, there were 2,251 record holders of the Company’s Class A common stock and 2,525 record holders of the Company’s Class B common stock.
In July 1994, the Board of Directors announced a plan for the repurchase of the Company’s Class A Common Stock and/or Class B Common Stock (the “Stock Repurchase Program”). The aggregate amount initially authorized for the Stock Repurchase Program was subsequently amended, most recently to $21.0 million. The remaining amount authorized under the program was $3.3 million at April 1, 2006. The program does not have a specified termination date. All share purchases during 2006 were made under the Stock Repurchase Program.
Beginning January 7, 2006, the Company was prohibited from purchasing its stock and was limited to quarterly dividend payments of $1 million due to its inability to maintain the required consolidated fixed charge coverage ratio, as defined by the Indenture governing its
8 7/8% senior subordinated notes. The Company expects it will continue to be prohibited from purchasing its stock and subject to limitations on dividend payments until the earlier of the fourth quarter of fiscal 2007 or upon refinancing of its 8 7/8% senior subordinated notes.

Item 6. Selected Financial Data
SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

	April 1,	April 2,	March 27,	March 29,	March 30,
As of and for the year ended	2006	2005	2004	2003	2002

Total revenues	$1,744,441	$1,747,436	$1,653,915	$1,655,735	$1,642,599

Income (loss) from continuing operations before income taxes	(57,860)	6,545	5,556	1,544	17,613

Income (loss) from continuing operations	(40,235)	4,162	3,037	406	11,541
Discontinued operation:
Loss, net of tax	—	—	—	—	(890)
Gain (loss) on disposal, net of tax	—	—	—	(354)	2,726

Net income (loss)	$(40,235)	$4,162	$3,037	$52	$13,408

Basic earnings (loss) per common share:
Continuing operations	$(5.09)	$.53	$.38	$.05	$1.45
Discontinued operation	—	—	—	—	(.11)
Disposal of discontinued operation	—	—	—	(.04)	.34

Net income (loss)	$(5.09)	$.53	$.38	$.01	$1.68

Diluted earnings (loss) per common share:
Continuing operations	$(5.09)	$.52	$.38	$.05	$1.31
Discontinued operation	—	—	—	—	(.09)
Disposal of discontinued operation	—	—	—	(.04)	.29

Net income (loss)	$(5.09)	$.52	$.38	$.01	$1.51

Dividends declared per share	$.26	$.52	$.52	$.46	$.44

Total assets	$519,971	$546,868	$542,405	$549,322	$583,230
Long-term liabilities	271,039	212,709	245,074	267,981	263,756
Total shareholders’ equity	85,419	124,315	128,276	127,809	140,797
Loss from continuing operations before taxes for the year ended April 1, 2006, included charges of $30.4 million for restructuring costs and the impairment of long-lived assets and $13.1 million for the impairment of goodwill. See discussion under “Restructuring Costs and Impairment of Long-lived Assets” and “Impairment of Goodwill” in Part II, Item 7 of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
General
At April 1, 2006, Marsh Supermarkets, Inc. (the “Company” or “Marsh”) operated, through wholly-owned subsidiaries, 117 supermarkets under the Marsh, LoBill Foods, O’Malia Food Markets, and Arthur’s Fresh Market banners, and 154 Village Pantry convenience stores in central Indiana, Illinois and western Ohio. Marsh also owns and operates Crystal Food Services, which provides upscale and mid-scale catering, vending, concessions, coffee roasting and distribution, and business cafeteria management services; and McNamara, which operates seven upscale retail floral shops under the name McNamara and one business florist under the name Enflora.
The Company’s fiscal year ends on Saturday of the thirteenth week of each calendar year. All references to “2006”, “2005” and “2004” relate to the fiscal years ended April 1, 2006, April 2, 2005, and March 27, 2004, respectively. Fiscal year 2005 was 53 weeks, while fiscal years 2006 and 2004 were 52 weeks.
Business Overview
Revenues from supermarket operations represented 76.6% of total revenues for 2006, while convenience stores and food services contributed 18.8% and 3.6% of revenues, respectively. Revenues for 2005 from supermarkets, convenience stores and food services were 78.3%, 17.1% and 3.5%, respectively, of total revenues. The Company’s major supermarket competitors are Walmart Stores, Inc., The Kroger Company, and Meijer, Inc.
Market Trends
The Company’s efforts to increase revenues, operating income and cash flows continue to be affected by competitive store openings and remodels. At April 1, 2006, there were eight major competitors’ stores opened or remodeled within the last 12 months, compared to 13 stores at April 2005 and seven stores at March 2004. The Company expects that new stores will continue to be opened in its market area. According to U.S. Department of Labor statistics, employment in the six largest cities in central Indiana increased 2.0% from February 2005 to February 2006.
The Company’s ability to increase gross profit rates continues to be a challenge due to competitors’ pricing and promotional activity. Also, the significant oil commodity price increases of the past year have resulted in both higher prices for petroleum based packaging and higher delivery costs, putting additional pressure on gross profit rates.
Management Focus/Potential Sale of the Company
Given the continued decline in same store sales, the slow maturation of new stores opened the past five years, upward pressures on selling and general expenses, and limited operating cash flows, the Company is taking actions to stabilize its credit ratios on a sustainable basis, monitor and evaluate new store operating results and identify and implement rational cost reduction initiatives. The Company has suspended the payment of future quarterly dividends on its common stock. Additionally, the Company intends to continue to limit near-term capital expenditures and to continue to evaluate underperforming stores and other assets for possible disposal or closure. As discussed further below, the Company closed eight stores and a restaurant during the fourth quarter of 2006, announced a reduction in force at its headquarters and took other actions to address weak cash flow considerations.
On May 2, 2006, the Company entered into an agreement and plan of merger under which it would become a wholly-owned subsidiary of MSH Supermarkets Holding Corp. (“MSH Supermarkets”), an affiliate of Sun Capital Partners Group IV, Inc., a private investment firm. Pursuant to the merger agreement, all of the common shares of the Company would be converted to cash at $11.125 per share, or approximately $88.7 million in total. The Board of Directors of the Company recommended that the Company’s shareholders approve the merger. Subsequent to entering into the merger agreement, the Company received unsolicited communications from Cardinal Paragon, Inc. and Drawbridge Special Opportunities Advisors LLC regarding a competing transaction. The Company has filed a complaint with the Hamilton Superior Court in Hamilton County, Indiana asking for a declaratory judgment clarifying the Company’s rights and responsibilities under the merger agreement.
In December 2005, the Company terminated two unfunded supplemental executive retirement plans. Each participant under the plans elected to receive a reduced benefit payment. The Company funded $6.3 million in payments in January 2006, and will fund the same amounts in each of June 2006 and January 2007, subject to acceleration in the event of a change of control of the Company. Termination of the plans had no effect on the results of operations for the year ended April 1, 2006.

Also in December 2005, the Company terminated an unfunded deferred compensation plan. In connection with the termination of the plan, the aggregate payout to plan participants was $2.8 million. Termination of the plan had no effect on the results of operations for 2006. Earlier in fiscal year 2006, plan participants made $4.6 million of elective withdrawals from the plan following a change in federal tax law which significantly restricted elections, withdrawals and other provisions of such plans.
Results of Operations
The following table sets forth certain income statement components, expressed as a percentage of total revenues, and the percentage change in such components:

	Percentage of Revenues
	Year Ended			Percentage Change
	April 1,	April 2,	March 27,	2006	2005
	2006	2005	2004	vs. 2005	vs. 2004
Total revenues	100.0%	100.0%	100.0%	(0.2)%	5.7%

Gross profit	29.4	29.5	30.1	(0.7)	3.6
Selling, general and administrative	27.4	26.7	27.1	2.4	3.8
Depreciation	1.5	1.5	1.5	1.8	3.7
Restructuring costs and impairment of long-lived assets	1.7	—	—	n/m	—
Impairment of goodwill	0.8	—	—	n/m	—
Operating income (loss)	(2.0)	1.3	1.4	n/m	(0.8)
Interest	1.2	1.1	1.2	11.3	0.9
Other non-operating expense (income)	0.0	(0.1)	(0.1)	(121.1)	138.4
Income (loss) before income taxes	(3.3)	0.4	0.3	n/m	17.8
Income taxes (benefit)	(1.0)	0.1	0.2	n/m	(5.4)
Net income (loss)	(2.3)	0.2	0.2	n/m	37.0

n/m = not meaningful
Total Revenues
Total revenues were $1,744.4 million in 2006, a 52-week year, compared to $1,747.4 million in 2005, a 53-week year. Sales in comparable supermarkets and convenience stores increased 0.8% including gasoline sales, but comparable store merchandise sales, which exclude gasoline sales, declined 1.7%. The Company excludes gasoline sales from its analysis of comparable store merchandise sales because gasoline prices fluctuate widely and frequently, making analytical comparisons not meaningful. Comparable stores include stores open at least one full year, replacement stores and format conversions. Competitors’ new store openings and continued high levels of competitive promotional activity adversely affect comparable store sales.
A reconciliation of 2006 and 2005 total revenues to comparable store sales, and to comparable store merchandise sales for supermarkets and convenience stores is shown below (in millions):

	2006	2005
Total revenues	$1,744.4	$1,747.4
Less non-comparable sales, other revenues, gains from sales of property and the 53rd week in 2005	140.7	155.8

Comparable supermarket and convenience store sales	1,603.7	1,591.6
Less comparable gasoline sales	179.3	143.1

Comparable supermarket and convenience store merchandise sales	$1,424.4	$1,448.5

Total revenues included gains from sales of property of $0.7 million and $3.8 million for 2006 and 2005, respectively. The Company was carrying $12.6 million of real property held for sale as of April 1, 2006, and , although results may vary from period to period, future property gains may not equal or exceed historical levels due to those limited real estate holdings available for sale, which could materially adversely affect the Company’s results of operations.
Total revenues were $1,747.4 million in 2005, a 53-week year, compared to $1,653.9 million in 2004, a 52-week year. The increase in 2005 was primarily due to higher gasoline prices, new stores and the additional week. Sales in comparable supermarkets and convenience stores increased 1.6% including gasoline sales, but comparable store merchandise sales declined 0.8% from 2004. Competitors’ new store openings adversely affected comparable stores sales.

A reconciliation of 2005 and 2004 total revenues to comparable store sales, and to comparable store merchandise sales for supermarkets and convenience stores is shown below (in millions):

	2005	2004
Total revenues	$1,747.4	$1,653.9
Less non-comparable sales, other revenues, gains from sales of property and 53rd week in 2005	172.8	104.5

Comparable supermarket and convenience store sales	1,574.6	1,549.4
Less comparable gasoline sales	154.7	118.7

Comparable supermarket and convenience merchandise sales	$1,419.9	$1,430.7

Gross Profit
Gross profit is calculated net of promotional expenses and warehousing and transportation costs, excluding depreciation. Gross profit as a percentage of revenues may not be comparable to other supermarket retailers as purchasing personnel costs and advertising expenses are not included in the calculation.
Gross profit was 29.4% of total revenues in 2006, compared to 29.5% in 2005. The percentage decline was attributable to higher gasoline sales at a low gross profit rate.
Gross profit was 29.5% of total revenues in 2005, compared to 30.1% in 2004, with the decline in percent also resulting from higher gasoline sales at a low gross profit rate.
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses include store expenses, administrative and corporate expenses, advertising and purchasing personnel costs.
SG&A expenses were 27.4% of total revenues in 2006 compared to 26.7% in 2005. SG&A expenses increased $11.9 million in 2006 from 2005 as a result of the correction of an immaterial error for post-retirement medical benefits of $1.8 million, higher credit and debit card fees, building and equipment rent, workers’ compensation claims costs, real estate taxes, and legal and professional fees all contributing to the increase.
SG&A expenses were 26.7% of total revenues in 2005 compared to 27.1% in 2004. Increases, as a percentage of sales, in credit and debit card fees, building and equipment rent, and workers compensation costs were offset by a decline in administrative and general expenses combined with lower medical costs resulting primarily from a change in service provider network. Wages in stores open both years, excluding format conversions, declined 2.2% due to continued refinement of labor scheduling and the reduction of premium pay hours.
Depreciation
Depreciation expense was $26.4 million, $26.0 million and $25.0 million in 2006, 2005, and 2004, respectively. Expressed as a percentage of revenues, depreciation expense was 1.5% in all three years.
In the fourth quarter of 2005, the Company reviewed its accounting for leases. The Company concluded that its accounting for leases did not comply with GAAP and recorded an $0.8 million charge to depreciation in 2005 to correct its accounting for leases.
Restructuring Costs and Impairment of Long-lived Assets
During the third quarter of 2006, the Company recorded a $12.8 million impairment charge to reduce the carrying costs of buildings and building improvements, and fixtures and equipment for nine supermarkets and ten convenience stores. In the fourth quarter of 2006, the Company recorded additional impairment charges totaling $2.2 million primarily related to abandoned construction in progress assets and to write down real estate held for sale to fair market value based on appraisals it had received.
During the fourth quarter of 2006, the Company closed one Marsh supermarket, its Savin*$ supermarket, six convenience stores and its Trios restaurant, abandoned its plans to further develop a new prototype restaurant, and recorded other charges related to the abandonment of certain other leased equipment. Total charges related to those actions included $5.3 million related to future lease payments on real estate, net of expected future sublease payments, $2.6 million related to future rentals of equipment, and $0.5 million related to contract terminations and other costs. Both closed supermarkets are operating lease sites, the Trios restaurant and one convenience store are owned, and the five remaining convenience store sites were being operated under month-to-month leases. The closed Marsh supermarket is leased under a long-term lease. To the extent the Company is unsuccessful in finding a sub-lessee for the Marsh supermarket, or in assigning the lease, the Company may incur additional future expense.
During the fourth quarter of 2006, the Company announced a reduction in force of approximately 25 employees at its headquarters, including four officers, and incurred severance and other personnel related costs related to terminating employees at the closed store locations discussed above. The Company recorded a charge for the personnel related costs of $7.0 million related to the reductions in force.
Impairment of Goodwill
On May 2, 2006, the Company entered into an agreement and plan of merger, pursuant to which all of the Company’s common shares would be converted to cash at $11.125 per share, or approximately $88.7 million in total. The event suggested a fair market value different from that obtained during the annual goodwill impairment test as of the end of the third quarter of 2006, and resulted in the impairment of $13.1 million of goodwill in the supermarket and McNamara reporting units in the fourth quarter of 2006.
Interest
Interest expense was $21.4 million in 2006, $19.2 million in 2005, and $19.1 million in 2004. As a percentage of revenues, interest expense was 1.2% in 2006, 1.1% in 2005, and 1.2% in 2004. The increase in 2006 was attributable to both higher borrowings under revolving credit agreements and higher interest rates.
Other Non-operating Expense (Income)
In 2006, the Company incurred $1.3 million in contaminated soil remediation costs primarily at a single site where storage tanks were above ground and site contamination was, therefore, ineligible for reimbursement from an Indiana excess liability fund. Also, in 2006, the Company received $0.8 million in settlement of litigation against one of the Company’s general liability insurance carriers for costs related to the remediation of petroleum contamination.
In 2005, the Company a) received $2.4 million in settlement of litigation against two of the Company’s general liability insurance carriers for costs related to the remediation of petroleum contamination, b) sold its minority interest in a real estate partnership resulting in a $0.8 million gain, and c) incurred $0.9 million in expense to settle a claim previously announced on May 19, 2005, brought by a former officer of the Company.
In 2004, the Company purchased $16.8 million of its outstanding 8 7/8% senior subordinated notes on the open market at discounts to face value resulting in gains of $1.0 million, net of pro-rata debt issuance costs.
Income Taxes
The effective income tax rate was 30.5% for 2006, 36.4% for 2005, and 45.3% for 2004. The decrease in the effective tax rate in 2006 was due to the tax benefit arising from the loss being reduced by non-deductible items, the most significant of which related to approximately $3.1 million of non-deductible executive compensation. The decrease in the effective rate for 2005 resulted from higher pre-tax income in 2005 and the expiration of charitable deductions in 2004.
Capital Expenditures
Capital expenditures and major capital projects completed during the last three years consisted of:

	2006	2005	2004
Capital expenditures (millions)	$36.3	$63.8	$26.5

Supermarkets
New stores	2	4	4
Closed stores	2	1	1
Major remodels/expansions	1	4	1
Format conversions	—	2	1
Convenience stores
New/acquired stores	—	—	—
Closed stores	7	3	3
In 2006, the Company constructed one new Marsh supermarket and one Arthur’s Fresh Market, and remodeled one Marsh supermarket.

In 2007, the Company plans to spend $20 million to $25 million in capital maintenance expenditures only, with no new store construction, and will fund the expenditures with cash provided by operations and/or borrowing under the revolving credit facility.
Liquidity and Capital Resources
Net cash provided by operating activities in 2006 was $9.6 million, compared to $26.5 million in 2005. The $16.9 million decline resulted primarily from $13.7 million of payments under a terminated supplemental executive retirement plan and a terminated deferred compensation plan, net of changes in assets and liabilities.
On each of May 2, 2005, July 29, 2005, and November 7, 2005, the Company made a cash dividend payment of $0.13 per share on the Class A common stock and Class B common stock of the Company. On November 22, 2005, the Board of Directors of the Company elected to suspend the payment of future quarterly cash dividends until the Company improves its financial performance and its credit ratios are improved on a sustainable basis. As indicated elsewhere in this Form 10-K, the Company continues to face market challenges, and as a result believes that its cash can be better used for other business purposes.
At April 2, 2005, the Company had a revolving credit facility that permitted total borrowings of up to $82.5 million. In November 2005, the Company entered into a new revolving credit facility and terminated the previous credit facility. The new facility provides for a capacity of $95.0 million and is for a five-year term. Unused capacity under the new facility at April 1, 2006, net of $11.2 million of outstanding letters of credit, was $49.3 million. The facility is secured by certain assets of the Company and is subject to a borrowing base composed of eligible inventory and accounts receivable, pharmacy prescriptions and six parcels of real property having an appraised value of $77.4 million. Revolving loans outstanding under the credit facility bear interest, at the Company’s election, either at the prime rate plus an applicable margin set forth in the credit agreement based on average credit extensions, or at an adjusted LIBO rate plus an applicable margin set forth in the credit agreement based on average credit extensions. The credit agreement for the new facility contains covenants typical of asset based lending agreements, including covenants that restrict, among other things, the Company’s ability to incur other indebtedness, sell assets or close stores, incur liens and make certain payments, and a debt to EBITDA maximum ratio covenant.
A $25.0 million term loan was entered into in January 2006 and matures in January 2008. Proceeds of the loan were used to reduce amounts borrowed under the revolving credit facility. Interest accrues at the Bank of America prime rate plus 5.25%, with a minimum rate of 12.50%. The loan is secured by land and buildings with a net carrying amount of $31.2 million. In addition, the term loan has a second collateral position to those assets pledged in the Company’s revolving credit agreement and has covenants and restrictions consistent with the revolving credit agreement, except the term loan has a minimum consolidated adjusted EBITDA covenant rather than a debt to EBITDA maximum ratio covenant. At April 1, 2006, the Company had an event of default under the term loan for failure to maintain the required adjusted EBITDA. However, on June 16, 2006, the lenders amended the EBITDA covenant in the term loan such that the Company was ultimately not in default. The Company anticipates meeting the revised EBITDA covenant through fiscal 2007, but there can be no assurance thereof.
Long-term contractual obligations (in millions) as of April 1, 2006:

	Payments due by period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years
Long-term debt, including current maturities	$193.0	$2.9	$134.6	$55.5	$—
Capital leases and financing obligations	88.7	6.8	12.8	12.1	57.0
Operating leases	271.2	38.4	61.2	40.5	131.1
Purchase obligations	28.0	7.2	14.4	6.4	—
Supplemental executive retirement and contract termination payments	18.4	14.7	3.7	—	—

Total	$599.3	$70.0	$226.7	$114.5	$188.1

As of April 1, 2006, the Company’s consolidated fixed charge coverage ratio, as defined by the Indenture governing its 8 7/8% senior subordinated notes, was below the minimum ratio required. As a result, the Company’s permitted indebtedness is limited to all debt existing at January 7, 2006, plus the full capacity under its revolving credit facility. The Company is also prohibited from purchasing its stock and is limited to quarterly dividend payments of $1.0 million. The Company expects it will continue below the minimum ratio required until the earlier of the end of the fourth quarter of fiscal 2007 or upon refinancing of the 8 7/8% senior subordinated notes. The Company believes the restrictions will not adversely impact any of its planned business activities during the restriction period.
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
Assuming no change in the amount of or the interest rates on the Company’s long-term debt, the approximate payments for interest on long-term debt will be $17.0 million in 2007 declining each year to $1.3 million in 2011.
Off-Balance Sheet Arrangements
The Company does not have any material off-balance sheet arrangements.
Repurchase of Common Shares
In July 1994, the Board of Directors announced a plan for the repurchase of the shares of the Company’s Class A common stock and/or Class B common stock. The amount originally authorized was subsequently amended, most recently to $21.0 million.
As of the third quarter of 2006, the Company was prohibited from purchasing its stock due to its inability to maintain the required consolidated fixed charge coverage ratio, as defined by the Indenture governing its 8 7/8% senior subordinated notes. The Company expects it will continue to be prohibited from purchasing its stock until the earlier of the end of the fourth quarter of fiscal 2007 or upon refinancing of the 8 7/8% senior subordinated notes.
Repurchases during 2006 were as follows:

	Class A shares		Class B shares
		Average		Average
Month	Number	price	Number	price
April 2005	57	$12.15	36,948	$12.60
July 2005	2,548	14.10	2,224	15.48
August 2005	—	—	12	12.00
September 2005	200	11.70	—	—

Total	2,805	13.89	39,184	12.76

All of the share purchases in 2006 were made under the plan. At April 1, 2006, the maximum amount that may yet be purchased under the plan was $3.3 million. The plan does not have a specified termination date.
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
Long-lived assets are depreciated over estimated useful lives based on the Company’s historical experience and prevailing industry practice. Estimated useful lives are periodically reviewed to ensure they remain appropriate. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual store discounted cash flows to the asset carrying values. As of April 1, 2006, the Company had two owned closed stores for which impairment charges were taken in 2006. The carrying value of those stores was $2.2 million at April 1, 2006.
Closed owned stores held for disposal are reduced to their estimated net realizable value. Costs to reduce the carrying values of property, equipment and leasehold improvements are accounted for in accordance with the Company’s policy on impairment of long-lived assets. The Company records a liability for total rent amounts remaining under non-cancelable closed store leases, net of estimated subtenant rental income, both discounted to net present value. Future subtenant income, future cash flows and asset recovery values are estimated based on the Company’s experience and knowledge of the market in which the closed store is located, previous efforts to dispose of similar assets and current economic conditions. However, the ultimate cost of the disposition of the leases and the related assets is affected by current real estate markets, inflation rates and general economic conditions. Closed store liabilities are reviewed quarterly and adjustments for changes, normally to estimated subtenant rental income, are recorded when the change becomes known.
The Company tests goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company estimates fair value based upon the present value of future cash flows. In estimating the future cash flows, the Company takes into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information. As of April 1, 2006, the impairment analysis of goodwill also considered the offer received in connection with the proposed acquisition of the Company by MSH Supermarkets.
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
Cautionary Note Regarding Forward-Looking Statements
This annual report on Form 10-K includes certain forward-looking statements (statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties, many of which are beyond the Company’s control. The forward-looking statements and the Company’s future results, liquidity and capital resources are subject to risks and uncertainties including, but not limited to, the following: uncertainty regarding the purported class and derivative actions filed against the Company’s directors, its former president and Sun Capital; uncertainty regarding the outcome of the litigation concerning the Company’s obligations under the MSH Supermarkets merger agreement; uncertainty regarding closing of the proposed transaction with MSH Supermarkets and the effect of the unsolicited communications from Cardinal and Drawbridge on the vote of the Company’s shareholders on the MSH Supermarkets merger agreement; the entry of new or remodeled competitive stores into the Company’s market areas; the level of discounting and promotional spending by competitors; the Company’s ability to improve comparable store sales; the level of margins achievable in the Company’s operating divisions; the stability and timing of distribution incentives from suppliers; changes in the terms on which suppliers require the Company to pay for store merchandise; softness in the local economy; the Company’s ability to control expenses including employee medical costs, labor, credit card fees, and workers compensation and general liability expense; uncertainties regarding gasoline prices and margins; the success of the Company’s new and remodeled stores; uncertainties regarding the cost savings of store closings and other restructuring efforts; uncertainties regarding future real estate gains due to limited real estate holdings available for sale; potential interest rate increases on variable rate debt, as well as terms, costs and the availability of capital; the Company’s ability to collect outstanding notes and accounts receivable; uncertainties related to state and federal taxation and tobacco and environmental legislation; uncertainties associated with pension and other retirement obligations; uncertainties related to the outcome of pending litigation; the timely and on budget completion of store construction, conversion and remodeling; and other known and unknown risks and uncertainties. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company, as a policy, does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at April 1, 2006, a 1% increase in interest rates would decrease income before tax by $0.6 million.

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
Ernst & Young LLP, independent registered public accounting firm, has audited the accompanying financial statements. Their report is included herein. Their audits, conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), included the review and evaluation of selected internal accounting controls for purposes of designing their audit tests.
The Audit Committee of the Board of Directors meets periodically with the independent registered accountants to discuss the scope and results of their audit work, their assessment of internal controls, and the quality of the Company’s financial reporting. The independent registered accountants are engaged by the Audit Committee of the Board of Directors.

Don E. Marsh	Douglas W. Dougherty	Mark Varner
Chairman of the Board and	Executive Vice President –	Vice President -
Chief Executive Officer	Finance and Administration, and Chief Financial Officer	Corporate Controller
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Marsh Supermarkets, Inc.
We have audited the accompanying consolidated balance sheets of Marsh Supermarkets, Inc. as of April 1, 2006 and April 2, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended April 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marsh Supermarkets, Inc. at April 1, 2006, and April 2, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 1, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Indianapolis, Indiana
June 8, 2006, except for Note 14 as to which the date is June 28, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

YEAR ENDED	April 1, 2006	April 2, 2005	March 27, 2004

Sales and other revenues	$1,743,791	$1,743,609	$1,650,868
Gains from sales of property	650	3,827	3,047

Total revenues	1,744,441	1,747,436	1,653,915
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	1,232,366	1,231,840	1,156,255

Gross profit	512,075	515,596	497,660
Selling, general and administrative	478,098	466,179	449,002
Depreciation	26,418	25,950	25,013
Restructuring costs and impairment of long-lived assets	30,423	—	—
Impairment of goodwill	13,122	—	—

Operating income (loss)	(35,986)	23,467	23,645
Interest	21,390	19,213	19,050
Other non-operating expense (income)	484	(2,291)	(961)

Income (loss) before income taxes	(57,860)	6,545	5,556
Income taxes (benefit)	(17,625)	2,383	2,519

Net income (loss)	$(40,235)	$4,162	$3,037

Earnings (loss) per common share:
Basic	$(5.09)	$.53	$.38
Diluted	(5.09)	.52	.38

Dividends declared per share	$.26	$.52	$.52

Basic weighted average shares outstanding	7,900	7,897	7,940
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

YEAR ENDED	April 1, 2006	April 2, 2005

ASSETS
Current Assets
Cash and equivalents	$28,997	$27,364
Accounts and notes receivable, less allowances of $1,030 and $806	18,808	22,153
Inventories	127,970	132,758
Prepaid expenses	5,421	6,619
Assets held for sale	3,957	—
Recoverable income taxes	2,846	841

TOTAL CURRENT ASSETS	187,999	189,735

Property and Equipment
Land	43,561	42,395
Buildings and land improvements	195,765	195,396
Fixtures and equipment	158,908	156,812
Leasehold improvements	94,587	91,074
Construction in progress	1,376	12,485
Property under capital leases	46,865	32,330

	541,062	530,492
Accumulated depreciation	(242,437)	(222,676)

TOTAL PROPERTY AND EQUIPMENT	298,625	307,816

Other Assets	33,347	49,317

TOTAL ASSETS	$519,971	$546,868

See Notes to Consolidated Financial Statements.

YEAR ENDED	April 1, 2006	April 2, 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$68,601	$75,786
Employee compensation and other liabilities	17,127	15,378
State and local taxes	18,391	17,775
Terminated supplemental executive retirement plan	12,601	—
Other accounts payable and accrued expenses	15,379	10,710
Dividends payable	—	1,025
Deferred income taxes	7,255	10,053
Current maturities of long-term liabilities	4,626	48,444

TOTAL CURRENT LIABILITIES	143,980	179,171

Long-term Liabilities
Long-term debt	189,930	133,268
Capital and financing lease obligations	43,704	27,212
Pension and post-retirement benefits	26,088	52,229
Other long-term liabilities	11,317	—

TOTAL LONG-TERM LIABILITIES	271,039	212,709

Deferred Items
Income taxes	—	8,823
Gains from sale/leasebacks	15,173	16,487
Other	4,360	5,363

TOTAL DEFERRED ITEMS	19,533	30,673

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity
Series A Junior Participating Cumulative Preferred Stock:
Authorized: 5,000,000 shares; Issued: None	—	—
Class A Common Stock, no par value:
Authorized: 15,000,000 shares; Issued: 4,695,253	9,612	9,680
Class B Common Stock, no par value:
Authorized: 15,000,000 shares; Issued: 5,265,158	17,049	16,950
Retained earnings	88,596	130,890
Treasury stock, at cost
Class A: 2006 – 960,326 shares; 2005 – 947,321 shares	(6,782)	(6,678)
Class B: 2006 – 1,090,643 shares; 2005 – 1,105,364 shares	(9,133)	(9,077)
Deferred cost — restricted stock	(26)	(137)
Notes receivable — stock purchases	(11)	(11)
Accumulated other comprehensive loss	(13,886)	(17,302)

TOTAL SHAREHOLDERS’ EQUITY	85,419	124,315

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$519,971	$546,868

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

						Other
	Common Stock		Retained	Treasury		Comprehensive
	Class A	Class B	Earnings	Stock	Other	Loss	Total

Balance at March 29, 2003	$9,573	$16,866	$131,911	$(14,928)	$(229)	$(15,384)	$127,809
Comprehensive income:
Net income			3,037				3,037
Minimum pension liability adjustment, less tax of $789						1,510	1,510

Total comprehensive income							4,547

Cash dividends declared			(4,127)				(4,127)
Amortization of restricted stock grants					56		56
Restricted stock grant	109			104	(213)		—
Repurchase shares				(248)			(248)
Reduction in notes receivable – stock					164		164
Other		22	(8)	61			75

Balance at March 27, 2004	9,682	16,888	130,813	(15,011)	(222)	(13,874)	128,276
Comprehensive income:
Net income			4,162				4,162
Minimum pension liability adjustment, less tax of $1,792						(3,428)	(3,428)

Total comprehensive income							734

Cash dividends declared			(4,104)				(4,104)
Amortization of restricted stock grants					74		74
Repurchase shares				(976)			(976)
Exercise of stock options		33		176			209
Other	(2)	29	19	56			102

Balance at April 2, 2005	9,680	16,950	130,890	(15,755)	(148)	(17,302)	124,315
Comprehensive loss:
Net loss			(40,235)				(40,235)
Minimum pension liability adjustment, less tax of $901						1,724	1,724
Termination of supplemental executive retirement plans, less tax of $885						1,692	1,692

Total comprehensive loss							(36,819)

Cash dividends declared			(2,068)				(2,068)
Amortization of restricted stock grants					111		111
Repurchase shares				(539)			(539)
Exercise of stock options		72		372			444
Other	(68)	27	9	7			(25)

Balance at April 1, 2006	$9,612	$17,049	$88,596	$(15,915)	$(37)	$(13,886)	$85,419

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

YEAR ENDED	April 1, 2006	April 2, 2005	March 27, 2004

OPERATING ACTIVITIES
Net income (loss)	$(40,235)	$4,162	$3,037
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	26,418	25,950	25,013
Long-lived asset impairment	15,025	—	—
Restructuring reserves	15,398	—	—
Cash used for restructuring	(942)	—	—
Goodwill impairment	13,122	—	—
Deferred income taxes	(16,174)	(3,972)	9,678
Changes in operating assets and liabilities:
Accounts, notes and other receivables	6,083	3,575	(653)
Inventories	4,788	(5,918)	3,457
Prepaid expenses and recoverable income taxes	(807)	4,436	(6,367)
Accounts payable and accrued expenses	(3,933)	(1,773)	5,679
Payments under terminated retirement and deferred compensation plans	(13,705)	—	—
Other operating activities	4,534	77	3,872

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,572	26,537	43,716

INVESTING ACTIVITIES
Acquisition of property, equipment and land held for expansion	(36,378)	(63,778)	(26,457)
Disposition of property, equipment and land held for expansion	6,844	19,683	2,700
Other investing activities	380	1,005	(2,190)

NET CASH USED FOR INVESTING ACTIVITIES	(29,154)	(43,090)	(25,947)

FINANCING ACTIVITIES
Repayments of short-term borrowings	—	—	(1,700)
Proceeds of long-term borrowings	288,991	140,000	50,000
Proceeds of sales/leasebacks	15,600	16,368	12,338
Payments of long-term debt and capital lease obligations	(277,860)	(136,852)	(74,833)
Cash dividends paid	(3,084)	(4,110)	(4,130)
Debt acquisition costs	(2,303)	—	—
Purchases of Class A and Class B Common Stock for treasury	(539)	(976)	(248)
Stock options exercised	444	209	—
Other financing activities	(34)	1,694	75

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	21,215	16,333	(18,498)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,633	(220)	(729)
Cash and equivalents at beginning of year	27,364	27,584	28,313

CASH AND EQUIVALENTS AT END OF YEAR	$28,997	$27,364	$27,584

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or as otherwise noted)
NOTE 1– SIGNIFICANT ACCOUNTING POLICIES
Significant accounting policies followed in preparation of the consolidated financial statements are:
Description of Business
Marsh Supermarkets, Inc. (the “Company”) operates supermarkets, convenience stores, and florist shops, and provides vending, catering and food management services, all primarily in central Indiana and western Ohio.
Principles of Consolidation
The consolidated financial statements include the accounts of Marsh Supermarkets, Inc. and all direct and indirect majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.
Business Segments
The Company operates one business segment: the retail sale of food and related products through supermarkets, convenience stores and food services.
Fiscal Year
The Company’s fiscal year ends on Saturday of the thirteenth week of each calendar year. All references to “2006”, “2005” and “2004” relate to the fiscal years ended April 1, 2006, April 2, 2005, and March 27, 2004, respectively. Fiscal year 2005 was 53 weeks, while fiscal years 2006 and 2004 were 52 weeks.
Revenue Recognition
Revenues from retail sales are recognized at the time of sale. Manufacturer coupons are not recognized as a reduction of revenues. Revenues exclude sales taxes. Revenues from the Company’s gift cards are recognized at the time of customer redemption.
Excise Taxes
Sales and cost of merchandise sold include state and federal excise taxes on tobacco, gasoline and alcohol products of approximately $60 million in 2006, $62 million in 2005, and $58 million in 2004.
Cost of Merchandise Sold
Cost of merchandise sold includes the cost of merchandise, net of vendor allowances, and warehousing and transportation costs, excluding depreciation, and excludes the cost of purchasing personnel.
Vendor Allowances
Vendor allowances are applied as a reduction of merchandise costs using a systematic and rational methodology, which results in the recognition of those allowances when the related merchandise is sold.
Selling, General and Administrative
Selling, general and administrative costs include store expenses, administrative support departments, advertising, purchasing personnel costs and other corporate expenses, all excluding depreciation. Included in those costs are purchasing personnel costs of approximately $1.2 million in both 2006 and 2005, and $1.3 million in 2004.
Advertising Costs
Advertising costs are expensed in the period incurred, except production costs, which are expensed the first time the respective advertising is displayed. Advertising costs in the amounts of $23.7 million, $24.7 million, and $23.3 million were included in selling, general and administrative expenses for 2006, 2005, and 2004, respectively.
Cost of Opening Stores
Non-capital expenditures associated with opening new stores are expensed as incurred.
Cash and Equivalents
Cash and equivalents consist of highly liquid investments maturing in three months or less when purchased. The carrying amount approximates the fair value of those assets.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out method for the principal components of inventories, and by the first-in, first-out method for the remainder.
Accounts and Notes Receivable
Accounts and notes receivable are reviewed for collectibility on a regular and periodic basis. Valuation allowances are adjusted for small recurring type transactions based on past experience, while large notes and amounts receivable are reviewed and allowances adjusted on a specific transaction basis.
Notes receivable, including interest, related to the sales of real estate were $4.6 million at April 1, 2006, and $8.6 million at April 2, 2005. Past due notes receivable, included in Other Assets, were approximately $4.2 million at April 1, 2006.
Property and Equipment
Property and equipment is stated at cost, including amounts capitalized for interest. For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the assets, generally 33 years for buildings and 20 years for land improvements, five to 12 years for fixtures and equipment, and 20 years for leasehold improvements. For income tax purposes, accelerated methods and statutory lives are used to compute depreciation. Maintenance and repairs are charged to expense as incurred. The Company was carrying $12.6 million of real property held for sale as of April 1, 2006, included in the consolidated balance sheets as property and equipment. At April 1, 2006, the Company’s aircraft having a net book value of $4.0 million was classified in current assets in the consolidated balance sheets as assets held for sale. Subsequent to April 1, 2006, the Company sold the aircraft for $4.4 million.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing the asset carrying values of buildings, building improvements, equipment and fixtures to appraised value, if available, or to estimated resale value.
Store Closing Costs
Closed owned stores held for disposal are reduced to their estimated net realizable value. Costs to reduce the carrying values of property, equipment and leasehold improvements are accounted for in accordance with the Company’s policy on impairment of long-lived assets. The Company records a liability for total rent amounts remaining under non-cancelable closed store leases, net of estimated subtenant rental income, both discounted to net present value. Future subtenant income, future cash flows and asset recovery values are estimated based on the Company’s experience and knowledge of the market in which the closed store is located, previous efforts to dispose of similar assets and current economic conditions. However, the ultimate cost of the disposition of the leases and the related assets is affected by current real estate markets, inflation rates and general economic conditions. Closed store liabilities are reviewed quarterly and adjustments for changes, normally to estimated subtenant rental income, are recorded when the change becomes known.
Any other contractual liabilities are recorded at the store closing date. Inventory write-downs, if any, in connection with store closings are classified in cost of merchandise sold. Costs to transfer inventory and equipment from closed stores are expensed as incurred.
Impairment of Goodwill
The Company tests goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company estimates fair value based upon the present value of future cash flows. In estimating the future cash flows, the Company takes into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information. Impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value.
Capitalized Lease Property
Capitalized lease assets are depreciated using the straight-line method over the term of the lease, or in accordance with practices established for similar owned assets if ownership transfers to the Company at the end of the lease term.

Income Taxes
Deferred tax assets and liabilities result from differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws expected to be in effect when the differences reverse. Future tax benefits of tax losses and credit carryforwards are recognized as deferred tax assets. After determining the total amount of deferred tax assets, the Company determines whether it is more likely than not that some portion of the deferred tax assets will not be realized. If the Company determines that a deferred tax asset is not likely to be realized, a valuation allowance will be established against that asset to record it at its expected realizable value.
Self-Insurance
The Company is self-insured for employee health care claims, workers’ compensation, general liability and automotive liability losses. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The recorded liabilities associated with these programs are based on estimates of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liabilities are not discounted and are based on a number of assumptions and factors, including historical trends, actuarial assumptions and third party administrators’ recommendations.
Environmental Liabilities
Environmental liabilities are recorded when environmental assessments indicate remediation efforts are required and the costs can be reasonably estimated. Current estimates of the total compliance costs to be incurred, net of estimated recoveries from an excess liability fund, are not material.
Stock Options
The Company has employee stock benefit plans, which are described more fully below in Note 12 – Shareholders’ Equity and Employee Stock Plans . The Company’s stock option plans are accounted for under the intrinsic value method of APB Opinion No. 25 and related interpretations. Since the exercise price of options granted under the plans is equal to the market price of the underlying common stock on the grant date, no stock-based compensation cost is recognized.
The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS 123:

	2006	2005	2004
Net income (loss), as reported	$(40,235)	$4,162	$3,037
Compensation recorded, net of tax	(13)	45	37
Compensation using the fair value method, net of tax	1	(600)	(815)

Pro-forma net income (loss)	$(40,247)	$3,607	$2,259

Earnings (loss) per share, as reported:
Basic	$(5.09)	$.53	$.38
Diluted	(5.09)	.52	.38

Pro-forma earnings (loss) per share:
Basic	$(5.09)	$.46	$.28
Diluted	(5.09)	.45	.28
Use of Estimates
Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to prior periods to conform to current presentation.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123(R)”), which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement No. 123(R) will be effective for the first fiscal year beginning after December 15, 2005, and, accordingly, the Company will adopt the statement at the beginning of its fiscal year 2007. The Company expects to adopt Statement No. 123(R) using the modified prospective method, in which compensation cost, if any, will be recognized beginning with the effective date.
As permitted by Statement No. 123, the Company currently accounts for shared-based payments using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. The impact of the adoption of Statement No. 123(R) will depend on levels of stock options and any other forms of share-based payments granted in the future. Had the Company adopted Statement No. 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share above. The Company expects the adoption will not have an immediate material impact on the financial statements as there will be a minimal number of unvested stock options outstanding at the adoption date.
In March 2005, the FASB issued interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” which provides guidance related to the identification of and reporting for legal obligations to perform an asset retirement activity. FIN 47 was effective for the fiscal year ended April 1, 2006, and did not have a material effect on the Company’s financial condition or results of operations.
NOTE 3 – RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS
During the third quarter of 2006, the Company recorded a $12.8 million impairment charge to reduce the carrying value of buildings, building improvements, fixtures and equipment for nine supermarkets and ten convenience stores. The stores were determined to be impaired based upon a recent history of negative cash flows and forecasts for continued cash flow levels insufficient to recover the carrying amounts of the assets. The amount of the charge was determined using appraised values for buildings and building improvements, estimated resale value for equipment and fixtures, and the net present value of estimated sublease rent for one building under a finance obligation. In the fourth quarter of 2006, the Company recorded additional impairment charges totaling $2.2 million primarily related to abandoned construction in progress assets and to write down real estate held for sale to fair market value based on appraisals it had received. Total asset impairment charges for 2006 were $15.0 million.
During the fourth quarter of 2006, the Company closed one Marsh supermarket, its Savin*$ supermarket, six convenience stores and its Trios restaurant, abandoned its plans to further develop a new prototype restaurant, and recorded other charges related to the abandonment of certain other leased equipment. Total charges related to those actions included $5.3 million related to future lease payments on real estate, net of expected future sublease payments, $2.6 million related to future rentals of equipment, and $0.5 million related to contract terminations and other costs. The closed Marsh supermarket is leased under a long-term lease. To the extent the Company is unsuccessful in finding a sub-lessee or in assigning the lease, the Company may incur additional future expense.
During the fourth quarter of 2006, the Company announced a reduction in force of approximately 25 employees at its headquarters, including four officers, and incurred severance and other personnel related costs related to terminating employees at the closed store locations discussed above. The Company recorded a charge for the personnel related costs of $7.0 million related to these reductions in force.
Restructuring costs and impairment charges in 2006 consisted of:

	Impairment and	Reduction in
	Restructuring	basis of		Liability at
	Expense	fixed assets	Payments	April 1, 2006
Asset impairment	$15,025	$(15,025)	$—	$—
Leased real estate	5,262	—	(178)	5,084
Leased equipment	2,646	—	(238)	2,408
Personnel related costs	7,015	—	(186)	6,829
Other	475	—	(340)	135

Total restructuring charges	$30,423	$(15,025)	$(942)	$14,456

NOTE 4 – GOODWILL IMPAIRMENT
Goodwill is tested annually for impairment as of the end of the Company’s third quarter, with the test historically conducted using discounted cash flows to determine fair value. In addition to the annual test, the Company tests goodwill for impairment when an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. On May 2, 2006, the Company entered into an agreement and plan of merger, pursuant to which all of the Company’s common shares would be converted to cash at $11.125 per share, or approximately $88.7 million in total. The event suggested a fair value of the Company different from that obtained during the test as of the end of the third quarter of 2006 and resulted in the impairment of $13.1 million of goodwill in the supermarket and McNamara reporting units in the fourth quarter of 2006. As of April 1, 2006, goodwill in the amount of $8.8 million and $0.7 million were included in other assets in the consolidated balance sheets for the Crystal Food Service and Village Pantry reporting units, respectively.
NOTE 5 – EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings (loss) per share (EPS). Non-vested restricted shares and employee stock options totaling 63,000 shares have been excluded from the 2006 computation because the effect would have been anti-dilutive.

	2006	2005	2004
Net income (loss) – basic and diluted EPS numerator	$(40,235)	$4,162	$3,037

Weighted average shares outstanding	7,910	7,913	7,945
Non-vested restricted shares	(10)	(16)	(5)

Basic EPS denominator	7,900	7,897	7,940
Effect of dilutive securities:
Non-vested restricted shares	—	16	5
Employee stock options	—	91	61

Adjusted weighted average shares – diluted EPS denominator	7,900	8,004	8,006

NOTE 6 – INVENTORIES
Inventories are comprised of finished goods and goods held for resale. Inventories valued by the LIFO method represented approximately 64% of consolidated inventories at April 1, 2006, and 65% at April 2, 2005. Current inventory cost exceeded the carrying amount of LIFO inventories by $0.8 million both at April 1, 2006, and at April 2, 2005. Valuation allowances related to inventories were $2.0 million at April 1, 2006, and $1.2 million at April 2, 2005.
NOTE 7 – EMPLOYEE BENEFIT PLANS
The Company has a ”frozen” qualified defined benefit pension plan covering grandfathered employees. The plan provides for payment of retirement benefits on the basis of an employee’s length of service and earnings history. Pension plan assets consist principally of listed stocks, corporate and government notes and bonds, and investments in various funds.
In December 2005, the Company terminated two unfunded supplemental executive retirement plans (SERP). Each participant under the plans elected to receive a reduced benefit payment. The Company funded $6.3 million in payments in January 2006, and will fund the same amount in each of June 2006 and January 2007, subject to acceleration in the event of a change of control of the Company. Termination of the plans had no effect on the results of operations for the year ended April 1, 2006.
Also, in December 2005, the Company terminated an unfunded deferred compensation plan. In connection with the termination of the plan, the aggregate payout to plan participants was $2.8 million. Termination of the plan had no effect on the results of operations for the year ended April 1, 2006. Earlier in fiscal year 2006, $4.6 million of elective withdrawals were made by plan participants following a change in federal tax law which significantly restricted elections, withdrawals and other provisions under such plans.
A defined contribution savings plan allows 401(k) contributions by employees who elect to participate and can satisfy age and service requirements. Through April 1, 2006, the Company matched a portion of employees’ contributions with common stock of the Company and could make discretionary stock contributions depending upon the Company’s profitability. Beginning April 2, 2006, contributions by the Company will be made in cash. Expense for the plan was $2.6 million in 2006, $2.2 million in 2005 and $2.5 million in 2004.

The Company provides certain post-retirement healthcare benefits for non-union retirees and their eligible spouses. Except for certain former and current officers and their spouses, the plans are contributory with retiree contributions adjusted annually and certain other cost sharing features, such as deductibles and co-insurance.
During 2006, the Company determined that prior provisions and the accrual of post-retirement medical benefits for certain current and former executives and their spouses were understated. As a result, the Company recorded $1.8 million during fiscal 2006 to correct the immaterial error.
The Company also participates in two multi-employer plans that provide defined benefits to union employees. Expense for the plans amounted to $2.1 million in 2006, $2.0 million in 2005, and $1.9 million in 2004.
Amounts disclosed below for pension and post-retirement plans were measured as of March 31, 2006, and March 31, 2005.
Benefit plans amounts recognized in the consolidated balance sheets were as follows:

	Pension		Post-retirement
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$82,683	$76,124	$4,853	$4,901
Service cost	928	1,100	533	523
Interest cost	4,299	4,447	258	258
Actuarial (gain) loss	(7,905)	4,108	(270)	(506)
Correction of error for officer liability	—	—	1,778	—
Benefits paid	(3,169)	(3,096)	(357)	(323)
SERP termination	(18,902)	—	—	—

Benefit obligation at end of year	$57,934	$82,683	$6,795	$4,853

Change in plan assets:
Fair value of plan assets beginning of year	$38,687	$40,379	$—	$—
Return on plan assets	2,436	1,036	—	—
Company contribution	441	368	357	323
Benefits paid	(3,169)	(3,096)	(357)	(323)

Fair value of plan assets at end of year	$38,395	$38,687	$—	$—

The accumulated benefit obligation, funded status and accrued benefit costs of the plans were as follows:

	Pension		Post-retirement
	2006	2005	2006	2005
Accumulated benefit obligation	$(57,934)	$(79,633)	$(6,795)	$(4,853)
Projected benefit obligation	$(57,934)	$(82,683)	$(6,795)	$(4,853)
Plan assets at fair value	38,395	38,687	—	—

Funded status of the plan (underfunded)	(19,539)	(43,996)	(6,795)	(4,853)
Unrecognized net actuarial loss	21,297	29,550	612	1,031
Unrecognized prior service costs	—	766	(366)	(413)

Net amount recognized	$1,758	$(13,680)	$(6,549)	$(4,235)

Accrued benefit liability	$(19,539)	$(40,946)	$(6,549)	$(4,235)
Intangible asset	—	766	—	—
Accumulated other comprehensive loss	21,297	26,500	—	—

Net amount recognized	$1,758	$(13,680)	$(6,549)	$(4,235)

Increase (decrease) in minimum liability included in other comprehensive income	$(2,625)	$5,220	—	—

The components of net pension benefit expense were as follows:

	2006	2005	2004
Service cost	$928	$1,100	$866
Interest cost	4,299	4,447	4,407
Expected return on plan assets	(3,076)	(3,316)	(2,826)
Recognized actuarial loss	1,475	1,360	1,714
Amortization of prior service cost	278	370	370

Benefit cost	$3,904	$3,961	$4,531

The weighted-average assumptions used to determine benefit obligations were:

	Pension		Post-retirement
	2006	2005	2006	2005
Discount rate	6.00%	6.00%	6.00%	6.00%
Compensation increases	n/a	4.00%	n/a	n/a
The weighted-average assumptions used to determine net periodic benefit cost were:

	Pension		Post-retirement
	2006	2005	2006	2005
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected long-term return on plan assets	8.25%	8.50%	n/a	n/a
Compensation increases	n/a	4.00%	n/a	n/a
The expected long-term rate of return assumptions are developed based on historical experience, the evaluation of input from several consultants and economists, a review of asset class return expectations and long-term inflation assumptions. The expected long-term rate of return is based on a target allocation of assets, which is based on earning the highest rate of return while maintaining a reasonable risk level. The plan administrator strives to have assets sufficiently diversified such that adverse or unexpected results from one security class, or investments within a class, will not have an unduly detrimental effect on the entire portfolio.
The components of net post-retirement benefits costs were as follows:

	2006	2005	2004
Service cost	$533	$523	$558
Interest cost	258	258	310
Correction of error for officer liability	1,778	—	—
Other	9	(7)	47

Benefit cost	$2,578	$774	$915

The Company’s assumed healthcare cost trend rate is 10.00% for 2006, decreasing gradually to 6.00% by 2016, and thereafter. The assumed healthcare cost trend rate for 2005 was 10.00%, decreasing to 6.00% by 2015, and thereafter. A one percentage point change in the assumed rate would not have had a material effect on the benefit obligation or expense.
Pension plan weighted-average asset allocations at March 31, 2006, and March 31, 2005 were as follows:

	2006	2005
Equity securities	59.4%	53.7%
Debt securities	25.0	23.5
Real estate	2.6	2.9
Other	13.0	19.9

Total	100.0%	100.0%

The Company’s policy with respect to pension plan investments is to invest for maximum return at a reasonable risk level using a diversified portfolio of investment holdings. Weighted-average target asset allocations are currently 70.0% equity securities, 22.5% debt securities and 7.5% real estate and other holdings.

Equity securities included Marsh common stock in the amounts of $2.1 million (5.6% of total plan assets) and $2.8 million (7.3% of total plan assets) at March 31, 2006, and March 31, 2005, respectively. The number of shares of Marsh Class A common stock and Marsh Class B common stock were 151,213 and 92,675, respectively, at both April 1, 2006, and April 2, 2005 (note these are single shares, not thousands of shares).
The Company expects to contribute $6.4 million to its pension plan and $0.4 million to its post-retirement plan in fiscal 2007.
The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

	Pension	Post-retirement
2007	$2,889	$376
2008	2,990	399
2009	3,103	423
2010	3,198	495
2011	3,279	574
2012 through 2016	18,210	4,153
NOTE 8 — DEBT
Long-term debt consisted of the following:

	2006	2005
10.05% notes	$7,903	$9,656
8.25% mortgage	14,476	15,021
8.95% mortgage	8,288	8,662
Revolving credit facility	34,516	43,000
12.50% term loan	25,000	—
8 7/8% senior subordinated notes	102,795	102,795
Less discount	(110)	(194)
Other	—	1,600
Less current maturities	(2,938)	(47,272)

	$189,930	$133,268

The 10.05% notes are payable in monthly installments (principal and interest) of $220,000 through 2009. Land and buildings with a net carrying amount of $22.6 million are pledged as collateral for the notes.
The 8.25% mortgage is payable in monthly installments (principal and interest) of $147,000 and matures in January 2010. The mortgage is secured by land and buildings with a net carrying amount of $17.1 million.
The 8.95% mortgage is payable in monthly installments (principal and interest) of $94,000 and matures in May 2010. The mortgage is secured by land and buildings with a net carrying amount of $6.7 million.
At April 2, 2005, the Company had a revolving credit facility that permitted total borrowings of up to $82.5 million. In November 2005, the Company entered into a new revolving credit facility and terminated the previous credit facility. The new facility provides for a capacity of $95.0 million and is for a five-year term. Unused capacity under the new facility at April 1, 2006, net of $11.2 million of outstanding letters of credit, was $49.3 million. The facility is secured by certain assets of the Company and is subject to a borrowing base composed of eligible inventory and accounts receivable, pharmacy prescriptions and six parcels of real property having an appraised value of $77.4 million. Revolving loans outstanding under the credit facility bear interest, at the Company’s election, either at the prime rate plus an applicable margin set forth in the credit agreement based on average credit extensions, or at an adjusted LIBO rate plus an applicable margin set forth in the credit agreement based on average credit extensions. The credit agreement for the new facility contains covenants typical of asset based lending agreements, including covenants that restrict, among other things, the Company’s ability to incur other indebtedness, sell assets or close stores, incur liens and make certain payments, and a debt to EBITDA maximum ratio covenant.
The $25.0 million term loan was entered into in January 2006 and matures in January 2008. Proceeds of the loan were used to reduce amounts borrowed under the revolving credit facility. Interest is at Bank of America prime rate plus 5.25%, with a minimum rate of 12.50%. The loan is secured by land and buildings with a net carrying amount of $31.2 million. In addition, the term loan has a second collateral position to those assets pledged in the Company’s revolving credit agreement and has covenants and restrictions consistent with the revolving credit agreement, except the term loan has a minimum consolidated adjusted EBITDA covenant rather than a debt to EBITDA maximum ratio covenant. At April 1, 2006, the Company had an event of default under the term loan for failure to maintain the required adjusted EBITDA. However, on June 16, 2006, the lenders amended the EBITDA covenant in the term loan such that the Company was ultimately not in default. The Company anticipates meeting the revised EBITDA covenant through fiscal 2007, but there can be no assurance thereof.
Interest on the 8 7/8% senior subordinated notes is payable semi-annually and the principal matures in August 2007. The effective interest rate is 9.0%. As of April 1, 2006, the Company’s consolidated fixed charge coverage ratio, as defined by the Indenture governing its 8 7/8% senior subordinated notes, fell below the minimum ratio required. As a result, the Company’s permitted indebtedness is limited to all debt existing at January 7, 2006, plus the full capacity under its credit facility. The Company is also prohibited from purchasing its stock and is limited to quarterly dividend payments of $1.0 million. The Company expects it will continue to be below the minimum ratio required until the earlier of the end of the fourth quarter of fiscal 2007 or upon refinancing of the 8 7/8% senior subordinated notes. The Company believes the restrictions will not adversely impact any of its planned business activities during the restriction period.
The senior subordinated notes require maintenance of minimum working capital and limit cash dividends, repurchases of common stock, future indebtedness, lease obligations and disposition of assets.
The fair market value of the Company’s long-term debt was approximately $191.0 million at April 1, 2006. The fair market value was estimated using quoted market rates for publicly traded debt and current incremental borrowing rates for non-public debt.
Aggregate future principal payments of long-term debt outstanding at April 1, 2006 were:

2007	$2,938
2008	131,026
2009	3,553
2010	14,534
2011	40,927
Thereafter	—

Interest expense consisted of:

	2006	2005	2004
Long-term debt	$17,126	$15,640	$15,517
Capital and financing lease obligations	4,264	3,501	3,528
Other	—	72	5

Total interest expense	$21,390	$19,213	$19,050

Interest capitalized	$196	$238	$533

Cash payments for interest	$23,150	$18,158	$18,780

NOTE 9 – DEBT AND GUARANTOR SUBSIDIARIES
Other than three minor subsidiaries, all of the Company’s subsidiaries (the “guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under the 8 7/8% senior subordinated notes. The guarantors are 100% direct or indirect wholly-owned subsidiaries of the Company.
Statement of operations for the year ended April 1, 2006:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$5,861	$1,743,791	$(5,861)	$1,743,791
Gains (losses) from sales of property	(2)	652	—	650

Total revenues	5,859	1,744,443	(5,861)	1,744,441
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	1,232,366	—	1,232,366

Gross profit	5,859	512,077	(5,861)	512,075
Selling, general and administrative	3,747	480,212	(5,861)	478,098
Depreciation	1,642	24,776	—	26,418
Restructuring costs and impairment of long-lived assets	—	30,423	—	30,423
Impairment of goodwill	—	13,122	—	13,122

Operating income (loss)	470	(36,456)	—	(35,986)
Interest	2,126	19,264	—	21,390
Other non-operating (income) expense	(856)	1,340	—	484

Loss before income taxes	(800)	(57,060)	—	(57,860)
Income taxes benefit	(280)	(17,345)	—	(17,625)

Net loss	$(520)	$(39,715)	$—	$(40,235)

Statement of operations for the year ended April 2, 2005:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$5,190	$1,743,609	$(5,190)	$1,743,609
Gains from sales of property	894	2,933	—	3,827

Total revenues	6,084	1,746,542	(5,190)	1,747,436
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	1,231,840	—	1,231,840

Gross profit	6,084	514,702	(5,190)	515,596
Selling, general and administrative	3,028	468,341	(5,190)	466,179
Depreciation	1,431	24,519	—	25,950

Operating income	1,625	21,842	—	23,467
Interest	1,822	17,391	—	19,213
Other non-operating income	(1,453)	(838)	—	(2,291)

Income before income taxes	1,256	5,289	—	6,545
Income taxes	436	1,947	—	2,383

Net Income	$820	$3,342	$—	$4,162

Statement of operations for the year ended March 27, 2004:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total
Sales and other revenues	$4,912	$1,650,865	$(4,909)	$1,650,868
Gains from sales of property	—	3,047	—	3,047

Total revenues	4,912	1,653,912	(4,909)	1,653,915
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	1,156,255	—	1,156,255

Gross profit	4,912	497,657	(4,909)	497,660
Selling, general and administrative	3,084	450,827	(4,909)	449,002
Depreciation	1,369	23,644	—	25,013

Operating income	459	23,186	—	23,645
Interest	1,788	17,262	—	19,050
Other non-operating income	(961)	—	—	(961)

Income (loss) before income taxes	(368)	5,924	—	5,556
Income taxes (benefit)	(168)	2,687	—	2,519

Net income (loss)	$(200)	$3,237	$—	$3,037

Balance sheet as of April 1, 2006:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$28,997	$28,997
Accounts and notes receivable, net	—	18,808	18,808
Inventories	—	127,970	127,970
Prepaid expenses	—	5,421	5,421
Assets held for sale	—	3,957	3,957
Recoverable income taxes	2,846	—	2,846

Total current assets	2,846	185,153	187,999
Property and equipment, less allowances for depreciation	36,668	261,957	298,625
Other assets	3,134	30,213	33,347

Total Assets	$42,648	$477,323	$519,971

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$68,601	$68,601
Accrued liabilities	8,730	62,023	70,753
Current maturities of long-term liabilities	1,938	2,688	4,626

Total current liabilities	10,668	133,312	143,980

Long-term liabilities:
Long-term debt	108,650	81,280	189,930
Capital lease and financing obligations	—	43,704	43,704
Pension and post-retirement benefits	19,539	6,549	26,088
Other long-term liabilities	—	11,317	11,317

Total long-term liabilities	128,189	142,850	271,039

Deferred items:
Gains from sale/leasebacks	2,012	13,161	15,173
Other	—	4,360	4,360

Total deferred items	2,012	17,521	19,533

Amounts due parent from subsidiaries	(99,930)	99,930	—

Shareholders’ Equity:
Common stock, Classes A and B	26,661	—	26,661
Retained earnings	4,886	83,710	88,596
Treasury stock, at cost	(15,915)	—	(15,915)
Deferred cost restricted stock	(26)	—	(26)
Notes receivable stock purchases	(11)	—	(11)
Accumulated other comprehensive loss	(13,886)	—	(13,886)

Total shareholders’ equity	1,709	83,710	85,419

Total Liabilities and Shareholders’ Equity	$42,648	$477,323	$519,971

Balance sheet as of April 2, 2005:

		Guarantor
	Parent	subsidiaries	Total
Assets
Current assets:
Cash and equivalents	$—	$27,364	$27,364
Accounts and notes receivable, net	—	22,153	22,153
Inventories	—	132,758	132,758
Prepaid expenses	—	6,619	6,619
Recoverable income taxes	841	—	841

Total current assets	841	188,894	189,735
Property and equipment, less allowances for depreciation	37,919	269,897	307,816
Other assets	2,841	46,476	49,317

Total Assets	$41,601	$505,267	$546,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$75,786	$75,786
Accrued liabilities	12,581	42,360	54,941
Current maturities of long-term liabilities	1,754	46,690	48,444

Total current liabilities	14,335	164,836	179,171

Long-term liabilities:
Long-term debt	110,504	22,764	133,268
Capital lease and financing obligations	—	27,212	27,212
Pension and post-retirement benefits	47,994	4,235	52,229

Total long-term liabilities	158,498	54,211	212,709

Deferred items:
Income taxes	8,823	—	8,823
Gains from sale/leasebacks	2,162	14,325	16,487
Other	—	5,363	5,363

Total deferred items	10,985	19,688	30,673

Amounts due parent from subsidiaries	(141,381)	141,381	—

Shareholders’ Equity:
Common stock, Classes A and B	26,630	—	26,630
Retained earnings	5,739	125,151	130,890
Treasury stock, at cost	(15,755)	—	(15,755)
Deferred cost restricted stock	(137)	—	(137)
Notes receivable stock purchases	(11)	—	(11)
Accumulated other comprehensive loss	(17,302)	—	(17,302)

Total shareholders’ equity	(836)	125,151	124,315

Total Liabilities and Shareholders’ Equity	$41,601	$505,267	$546,868

Statement of cash flows for the year ended April 1, 2006:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$3,548	$6,024	$9,572
Net cash used for investing activities	(391)	(28,763)	(29,154)
Financing activities:
Proceeds of long-term borrowings	—	288,991	288,991
Proceeds of sales/leasebacks	—	15,600	15,600
Payments of long-term debt and capital leases	(1,670)	(276,190)	(277,860)
Debt acquisition costs	—	(2,303)	(2,303)
Cash dividends paid	(3,084)	—	(3,084)
Other financing activities	1,597	(1,726)	(129)

Net cash provided by (used for) financing activities	(3,157)	24,372	21,215

Net decrease in cash and equivalents	—	1,633	1,633
Cash and equivalents at beginning of period	—	27,364	27,364

Cash and equivalents at end of period	$—	$28,997	$28,997

Statement of cash flows for the year ended April 2, 2005:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$11,273	$15,264	$26,537
Net cash used for investing activities	(8,889)	(34,201)	(43,090)
Financing activities:
Proceeds of long-term borrowings	—	140,000	140,000
Proceeds of sales/leasebacks	4,994	11,374	16,368
Payments of long-term debt and capital leases	(1,502)	(135,350)	(136,852)
Cash dividends paid	(4,110)	—	(4,110)
Other financing activities	(1,766)	2,693	927

Net cash provided by (used for) financing activities	(2,384)	18,717	16,333

Net decrease in cash and equivalents	—	(220)	(220)
Cash and equivalents at beginning of period	—	27,584	27,584

Cash and equivalents at end of period	$—	$27,364	$27,364

Statement of cash flows for the year ended March 27, 2004:

		Guarantor
	Parent	subsidiaries	Total
Net cash provided by operating activities	$22,280	$21,436	$43,716
Net cash used for investing activities	(92)	(25,855)	(25,947)
Financing activities:
Repayments of short-term borrowings	—	(1,700)	(1,700)
Proceeds of long-term borrowings	—	50,000	50,000
Proceeds of sales/leasebacks	—	12,338	12,338
Payments of long-term debt and capital leases	(18,042)	(56,791)	(74,833)
Cash dividends paid	(4,130)	—	(4,130)
Other financing activities	(16)	(157)	(173)

Net cash provided by (used for) financing activities	(22,188)	3,690	(18,498)

Net decrease in cash and equivalents	—	(729)	(729)
Cash and equivalents at beginning of period	—	28,313	28,313

Cash and equivalents at end of period	$—	$27,584	$27,584

NOTE 10 – LEASES
Of the Company’s 279 retail stores, 202 are leased under commercial lease agreements providing for initial terms generally from 15 to 20 years with options to extend the initial terms up to an additional 20 years. The Company also leases a portion of its transportation and store equipment for periods of three to eight years plus renewal options.
Capitalized lease property consisted of store facilities and equipment having a net carrying cost of $35.7 million at April 1, 2006, and $22.9 million at April 2, 2005.
Future minimum lease payments for capital, financing and operating leases with terms in excess of one year and the present value of capital and financing lease obligations at April 1, 2006 were as follows:

	Capital and
	Financing	Operating
	Leases	Leases
2006	$6,733	$38,396
2007	6,704	33,766
2008	6,105	27,400
2009	6,046	22,423
2010	6,041	18,074
Thereafter	57,049	131,135

	88,678	$271,194

Less amounts representing interest	43,286

Present value of net minimum lease payments	$45,392

Minimum annual lease payments will be reduced by $1.6 million from future sublease building rentals.

Rental expense consisted of:
	2006	2005	2004

Minimum rentals	$45,151	$43,615	$38,545
Contingent rentals	175	155	195
Sublease rental income	(1,626)	(1,653)	(1,431)

	$43,700	$42,117	$37,309

During fiscal 2006, the Company completed sale-leaseback transactions for two stores. Due to the terms of the leases, the transactions have been recorded as financing leases, rather than sales, and $15.6 million of financing obligations were recorded in the consolidated balance sheets. The financing obligations require annual payments of $1.3 million including interest and are for a base term of 20 years with four five-year fixed price renewals. During 2005 and 2004, the Company completed sale/leaseback transactions for certain supermarkets and convenience stores. The leases were generally for base terms of 20 years, with options to renew following the base term. Gains from the sales were deferred and will be recognized over the term of the lease.
As a result of clarifications by the Securities and Exchange Commission in 2005 regarding accounting for leases, the Company recorded an $0.8 million charge to depreciation in 2005 to correct its accounting for leases.
NOTE 11 – INCOME TAXES
The components of deferred tax assets and liabilities were as follows:

	2006	2005
Deferred tax assets:
Compensation and benefit accruals	$16,485	$19,089
Deferred closed store liability	2,509	—
Federal and state net operating loss carryforwards	8,323	3,030
Goodwill	1,328	—
Other	2,366	3,229

Total deferred tax assets	31,011	25,348

Deferred tax liabilities:
Property and equipment, including leased property	(23,724)	(28,747)
Inventory	(11,367)	(11,654)
Goodwill	—	(2,773)
Deferred closed store liability	—	(706)
Other	(408)	(344)

Total deferred tax liabilities	(35,499)	(44,224)

Net deferred tax liability	$(4,488)	$(18,876)

Income tax expense consisted of the following:

	2006	2005	2004
Current — Federal	$(1,613)	$6,189	$(7,062)
State	162	166	(97)

Total current	(1,451)	6,355	(7,159)

Deferred — Federal	(16,095)	(3,917)	9,593
State	(79)	(55)	85

Total deferred	(16,174)	(3,972)	9,678

	$(17,625)	$2,383	$2,519

Cash payments	$1,056	$2,712	$801

A reconciliation of income tax expense is as follows:

	2006	2005	2004
Federal statutory tax rate (35%)	$(20,251)	$2,291	$1,945
State and local, net of federal tax	54	72	(8)
Executive compensation	1,117	156	98
Other	1,455	(136)	484

Total income tax expense	$(17,625)	$2,383	$2,519

The Company incurred a $19.3 million federal net operating loss during 2006. Also, the Company earned, but could not use, $309,000 of federal general business credits during 2006. Both the federal net operating loss and the federal general business credits can be carried forward to future years, but expire in 2026. Additionally, $1.9 million of state net operating loss carryforwards can be used to offset future income, but, if unused, expire beginning in 2018 and ending in 2026.
NOTE 12 – SHAREHOLDERS’ EQUITY AND EMPLOYEE STOCK PLANS
Common Stock
Class A common stock has one vote per share and Class B common stock is non-voting except with respect to certain matters affecting the rights and preferences of that class. Each class is entitled to equal per share dividends and consideration in any merger, consolidation or liquidation of the Company. A person who acquires 10% or more of outstanding Class A common stock without acquiring a like percentage of Class B common stock must make a public tender offer to acquire additional Class B common stock. Failure to do so results in suspension of the voting rights of the Class A common stock held by such person.
Stock Repurchase Plan
In May 2005, the Board of Directors authorized an increase in the limit for the repurchase of the Company’s Class A and/or Class B common stock pursuant to its Stock Repurchase Plan to $21.0 million from $18.0 million. During 2006, the Company repurchased 2,805 shares of Class A common stock at a weighted average price of $13.89 and 39,184 shares of Class B common stock at a weighted average price of $12.76.
Beginning as of the end of the third quarter of 2006, the Company was prohibited from purchasing its stock due to its inability to maintain the required consolidated fixed charge coverage ratio, as defined by the Indenture governing its 8 7/8% senior subordinated notes. The Company expects it will continue to be prohibited from purchasing its stock until the earlier of the fourth quarter of fiscal 2007 or upon refinancing of the 8 7/8% senior subordinated notes.
Changes in Shares Outstanding

Changes in shares issued and treasury shares during the three years ended April 1, 2006 were as follows:

	Class A	Class B
Issued shares:
Balance at March 27, 2004, April 2, 2005, and April 1, 2006	4,695	5,265

Treasury shares:
Balance at March 29, 2003	878	1,135
Shares repurchased	20	1
Director stock purchases	—	(7)
Restricted stock grant	(16)	—

Balance at March 27, 2004	882	1,129
Shares repurchased	65	4
Stock options exercised	—	(21)
Director stock purchases	—	(7)

Balance at April 2, 2005	947	1,105

Shares repurchased	3	39
Stock options exercised	—	(45)
Director stock purchases	—	(9)
Restricted stock forfeiture	10	—

Balance at April 1, 2006	960	1,090

Net outstanding at April 1, 2006	3,735	4,175

Stock Option Plans and Shares Reserved
The 1998 Stock Incentive Plan, as amended in 2002, reserves 1,500,000 shares of common stock, in any combination of Class A and Class B, for the grant of stock options, restricted stock and/or other stock-based awards. The option price for any incentive stock option may not be less than 100% of the fair market value of the Common Stock as of the date of grant and for any non-qualified stock option may not be less than 85% of the fair market value as of the date of grant. Options granted to date become exercisable pro-rata over three or four-year periods beginning one year from the date of grant and expire 10 years from the date of grant.

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
All equity compensation plans of the Company have been approved by its shareholders. Following is summary information for options outstanding and shares reserved for all plans (shares are in thousands):

	Class A		Class B
Shares to be issued upon exercise of options	1,216		462
Weighted average exercise price	$14.14		$11.05
Shares available for future issuance	230	(a)	—

(a) in any combination of Class A and Class B
A summary of the Company’s stock option activity follows: (price is weighted average; options are in thousands):

	Class A shares		Class B shares
	Price	Options	Price	Options
Outstanding at March 29, 2003	$14.13	1,358	$10.90	551
Expired/forfeited	14.70	(34)	10.55	(3)

Outstanding at March 27, 2004	14.12	1,324	10.90	548
Exercised	—	—	9.70	(21)

Outstanding at April 2, 2005	14.12	1,324	10.95	527
Exercised	—	—	9.81	(45)
Expired/forfeited	13.81	(108)	11.26	(20)

Outstanding at April 1, 2006	14.14	1,216	11.05	462

Related stock option information is as follows:
(options are in thousands)

	2006	2005	2004
Vested options at the end of the year
Class A shares	1,216	1,183	870
Class B shares	462	527	453
Weighted average exercise price of vested options
Class A shares	$14.14	$14.04	$13.99
Class B shares	11.05	10.95	11.03
Weighted average exercise price of options granted during the year
Class A shares	$—	$—	$—
Class B shares	—	—	—
At April 1, 2006, the range of option exercise prices for Class A shares was $13.01 to $15.38 and for Class B shares was $9.50 to $14.75 and the weighted-average remaining contractual life of those options for Class A and Class B shares was 4.3 years and 2.9 years, respectively.
Other Stock Plans
The 1998 Executive Stock Purchase Plan allowed designated officers to purchase issued and outstanding shares of the Company’s common stock, in any combination of Class A and Class B, up to an aggregate of 300,000 shares. In prior years, the Company arranged for participants to obtain a bank loan to fund the purchase of shares and guaranteed the repayment to the bank of all principal, interest and other obligations of each participant. The total amount of principal and interest owed by participants at April 1, 2006 and at April 2, 2005, was $0.6 million.
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

Amended and Restated Rights Plan
In December 1998, the Company announced that the Board of Directors had amended and restated the 1989 Shareholder Rights Plan, pursuant to which preferred stock purchase rights (“Rights”) were previously distributed as a dividend at the rate of one Right for each common share held. Each Right entitles a shareholder to buy one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company at an exercise price of $65. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of either class of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of either class of the Company’s common stock. If the rights become exercisable, each Right not owned by such 20% shareholder or related parties will entitle its holder to purchase, at the Right’s then-current exercise price, shares of common stock (or, in certain circumstances as determined by the Board, cash, property or other securities of the Company) having a value of twice the Right’s exercise price. The Company will generally be entitled to redeem the rights at $.01 per Right, at any time until the 15th day following public announcement that a 20% position has been acquired. The Rights expire on December 24, 2008, but the plan is periodically reviewed by a committee of the Board of Directors.
On May 1, 2006, the Company and the trustee entered into an amendment to the rights plan to provide that Sun Capital Partners Group IV, Inc. (“Sun Capital”) and any of its affiliates or associates (which include MSH Supermarkets Holding Corp. (“MSH Supermarkets”) and MS Operations, Inc. (“Sub”)) shall not be considered an acquiring person with respect to the entry into the merger agreement with MSH Supermarkets or the consummation of the transactions contemplated thereby.
NOTE 13 – CONTINGENCIES
A complaint was filed against the Company on August 26, 2004, in the United States District Court for the Southern District of Indiana, Indianapolis Division, entitled C. Alan Marsh v. Marsh Supermarkets, Inc., Cause No. 1:04-CV-1407-SEB-VSS. The case involved claims for breach of contract and civil conversion and sought damages and treble damages. The Company settled the matter during the fourth quarter of 2005. The effect of the settlement was a $0.9 million charge to other non-operating income.
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
A complaint was filed against the Company on November 14, 2005, in the United States District Court for the Southern District of Indiana, Indianapolis Division, entitled United States of America v. Marsh Supermarkets, Inc. & Subsidiaries, Cause No. 1:05-CV-1709-JDT-TAB. The case involves a claim to recover an allegedly erroneous refund of federal income taxes and seeks repayment of the $1.0 million refund plus interest and plaintiff’s legal costs. The Company disputes the claim and intends to defend this matter. The Company believes an adverse judgment will not have a material effect on its results of operations or financial condition.
The Company may be involved in litigation from time to time in the normal course of business. The Company is not aware of any contingencies that would have a material adverse impact on its financial position or results of operations.
NOTE 14 – SUBSEQUENT EVENTS
On May 2, 2006, the Board of Directors of the Company approved and adopted an agreement and plan of merger with MSH Supermarkets and Sub, a subsidiary of MSH Supermarkets, which is an affiliate of Sun Capital, a private investment firm. Pursuant to the merger agreement, each outstanding share of the Company’s Class A common stock and Class B common stock would be converted to cash at $11.125 per share, and each stock option would be converted to cash at the excess of $11.125 over the exercise price. Subsequent to entering into the merger agreement, the Company received unsolicited communications from Cardinal Paragon, Inc. (“Cardinal”) and Drawbridge Special Opportunities Advisors LLC (“Drawbridge”) regarding a competing transaction.
On June 16, 2006, the Company filed a complaint in the Hamilton Superior Court, Hamilton County, Indiana, naming MSH Supermarkets, Sub, Cardinal and Drawbridge as defendants. MSH Supermarkets and Sub are affiliates of Sun Capital. The complaint asks for a declaratory judgment clarifying the Company’s rights and responsibilities under the merger agreement with MSH Supermarkets entered into on May 2, 2006. Specifically, the Company has asked for a determination of whether the provisions of the merger agreement requiring the Company not to waive or fail to enforce the standstill provisions in the confidentiality agreement executed by Cardinal prevent the Company from negotiating with Cardinal and Drawbridge or whether the merger agreement permits the Company to consider the unsolicited communication from Cardinal and Drawbridge regarding a competing transaction if the Company’s board of directors determines that it is reasonably likely to be a “Superior Proposal.” The Company also requested an injunction that, depending upon how the Court resolves the declaratory issue, either (a) compels Cardinal and Drawbridge to withdraw their indications of interest and prohibits them from violating the terms of the confidentiality agreement entered into by Cardinal, or (b) prohibits MSH Supermarkets from terminating the merger agreement based on the Company’s taking any actions the Court declares it may take. Finally, the Company requested that, regardless of what other relief the Court may order, the Court (a) declare that Marsh’s filing of the lawsuit and requesting a judicial resolution of the controversy is not a breach of the merger agreement, and (b) an injunction prohibiting MSH Supermarkets from taking any action to terminate the merger agreement on that basis.
The Court has set a trial date of July 19, 2006 on the Company’s complaint.
On June 26, 2006, MSH Supermarkets and Sub filed an answer to the Company’s declaratory judgment complaint in which they request a declaratory judgment prohibiting the Company from allowing Cardinal and Drawbridge to pursue a transaction with the Company without the consent of MSH Supermarkets and injunctions compelling Cardinal and Drawbridge to withdraw their indications of interest and prohibiting Cardinal and Drawbridge from violating the Cardinal confidentiality agreement. In addition, MSH Supermarkets and Sub asserted a counterclaim against the Company for unspecified compensatory damages for breaching the merger agreement. In its counterclaim, MSH Supermarkets is also seeking (a) a declaratory judgment that the merger agreement precludes the Company from directly or indirectly allowing Cardinal and Drawbridge to pursue an acquisition of the Company and that the Company has breached the merger agreement by failing to enforce the confidentiality agreement entered into by Cardinal and (b) an injunction compelling the Company to enforce the confidentiality agreement. MSH Supermarkets also alleged cross-claims against Cardinal and Drawbridge seeking unspecified compensatory damages for tortious interference with a contractual relationship and for a breach of the confidentiality agreement entered into by Cardinal. At this time, the Company is unable to determine how the various claims being asserted in this action may affect its results of operations or financial condition, or the impending merger with MSH Supermarkets.
On June 27, 2006, a purported shareholder class and derivative action lawsuit was filed in the Marion Superior Court, Marion County, Indiana, naming the Company’s directors, the Company’s former President and Sun Capital Partners, Inc. (“Sun”) as defendants. This lawsuit is entitled Irene Kasmer, on Behalf of Herself and All Others Similarly Situated and Derivatively on Behalf of Marsh Supermarkets, Inc. vs. Don E. Marsh, William L. Marsh, David A. Marsh, P. Lawrence Butt, Charles R. Clark, James K. Risk, III, Stephen M. Huse, J. Michael Blakley, K. Clay Smith, Catherine A. Langham, John J. Heidt, Sun Capital Partners, Inc. and Marsh Supermarkets, Inc. The complaint, purportedly filed on behalf of both the Company and a putative class of its shareholders, alleges, among other things, that the individual defendants breached their fiduciary duties to the Company and its shareholders, abused their ability to control and influence the Company, grossly mismanaged the Company and were unjustly enriched, each of which caused the Company and its shareholders to suffer damages. The plaintiff alleges that Sun aided and abetted the foregoing acts and transactions. The complaint seeks the following relief: (1) a declaration that the lawsuit is properly maintainable as a class action and certification of the plaintiff as a class representative; (2) a declaration that the individual defendants have breached and are breaching their fiduciary and other duties to plaintiff and the other members of the putative class of shareholders; (3) a declaration that the proposed transaction with MSH Supermarkets is null and void; (4) an injunction prohibiting the Company and its directors from proceeding with, consummating or closing the proposed transaction with MSH Supermarkets; (5) an injunction requiring the individual defendants to explore third-party interest from other potential acquirors and obtain the highest offer to acquire the Company; (6) an order rescinding and setting aside the proposed transaction with MSH Supermarkets in the event that it is consummated; (7) undisclosed compensatory damages and interest; (8) an award of costs and disbursements, including reasonable attorneys’ and experts’ fees; and (9) such other and further relief as the court may deem just and proper. Although the derivative claims in the lawsuit are brought nominally on behalf of the Company, the Company expects to incur defense costs and other expenses in connection with the lawsuit. In addition, the Company is obligated to indemnify its directors and officers who are named as individual defendants, provided that certain conditions are satisfied. At this time, the Company is unable to determine how the various claims asserted in this action may affect its results of operations or financial condition, or the impending merger with MSH Supermarkets.

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)
(in thousands, except per share amounts)

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First

Sales and other revenues	$377,616	$407,292	$549,103	$409,780	$418,387	$401,752	$524,074	$399,396

Gains (losses) from sales of property	(99)	217	532	—	663	1,890	818	456

Total revenues	377,517	407,509	549,635	409,780	419,050	403,642	524,892	399,852

Gross profit	110,018	120,196	159,435	122,426	122,568	119,607	154,692	118,729
Selling, general and administrative	107,108	109,666	150,259	111,065	115,045	105,099	139,996	106,039
Depreciation	6,017	6,278	8,151	5,972	6,563	5,815	7,787	5,785
Restructuring costs and impairment of long-lived assets	17,648	12,775	—	—	—	—	—	—
Impairment of goodwill	13,122	—	—	—	—	—	—	—

Operating income (loss)	(33,877)	(8,523)	1,025	5,389	960	8,693	6,909	6,905
Interest	5,467	5,222	6,254	4,447	4,751	4,475	5,704	4,283
Other non-operating expense (income)	834	33	(264)	(119)	(1,453)	—	(838)	—

Income (loss) before income taxes	(40,178)	(13,778)	(4,965)	1,061	(2,338)	4,218	2,043	2,622
Income taxes (benefit)	(12,317)	(4,146)	(1,549)	387	(905)	1,545	739	1,004

Net income (loss)	$(27,861)	$(9,632)	$(3,416)	$674	$(1,433)	$2,673	$1,304	$1,618

Earnings (loss) per common share:
Basic	$(3.53)	$(1.22)	$(.43)	$.09	$(.18)	$.34	$.17	$.20
Diluted	(3.53)	(1.22)	(.43)	.08	(.18)	.34	.16	.20

Cash Dividend:
Class A	—	—	$.13	$.13	$.13	$.13	$.13	$.13
Class B	—	—	.13	.13	.13	.13	.13	.13
Quarterly earnings per share are based on weighted-average shares outstanding for the quarter; therefore, the sum of the quarters may not equal the full year earnings per share amount.
The first, second and third quarters were 12 weeks, 16 weeks and 12 weeks, respectively. The fourth quarter of 2006 was 12 weeks; the fourth quarter of 2005 was 13 weeks.
Loss before taxes for the fourth quarter of 2006 includes other non-operating expense of 1) $0.5 million related to contaminated soil remediation costs primarily at a single site where storage tanks were above ground and site contamination was, therefore, ineligible for reimbursement from an Indiana excess liability fund, and 2) $0.3 million for the settlement of a matter involving a former employee.
Loss before taxes for the fourth quarter of 2005 includes an $0.8 million charge to depreciation to correct the Company’s accounting for leases, and other non-operating income of $2.4 million in settlement of litigation against two of the Company’s general liability insurance carriers for costs related to the remediation of petroleum contamination, net of $0.9 million in expense to settle a claim brought by a former officer of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
An evaluation was performed under the supervision and with the participation of management, including the Company’s principal executive officer and its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 1, 2006, the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and the principal financial officer concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III is omitted from this Form 10-K. The Company will file an amendment to this Form 10-K on Form 10-K/A containing such information not later than 120 days after the end of the fiscal year covered by this report, as permitted by General Instruction G(3) of Form 10-K. As permitted by Instruction G(3), the information on executive officers called for by Part III, Item 10 is included in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information concerning the Company’s equity incentive plans as of April 1, 2006.
EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding	exercise price of	(excluding shares
	options, warrants	outstanding options,	reflected in first
Plan Category	and rights	warrants and rights	column)

Equity compensation plans approved by shareholders
Class A	1,216,002	$14.14	212,746	(1)

Class B	462,050	$11.05	212,746	(1)

Equity compensation plans not approved by shareholders	0	—	0

Total	1,678,052	$13.29	212,746

(1)	Plans authorize the grant of options to purchase either class of common stock.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries are set forth in Part II, Item 8.

Report of Management on Responsibility for Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for each of the three years in the period ended April 1, 2006

Consolidated Balance Sheets as of April 1, 2006 and April 2, 2005

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended April 1, 2006

Consolidated Statements of Cash Flows for each of the three years in the period ended April 1, 2006

Notes to Consolidated Financial Statements

(a)(2)	Note: All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.
(a)(3) The following exhibits are included in Item 15(b):

Exhibit 2	(a)	Agreement and Plan of Merger, dated as of May 2, 2006, by and among MSH Supermarkets Holding Corp., MS Operations, Inc. and Marsh Supermarkets, Inc. — Incorporated by reference to Form 8-K, filed on May 3, 2006

Exhibit 3	(a)	Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(b)	By-Laws as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

Exhibit 4	(a)	Articles V, VI and VII of the Company’s Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(b)	Articles I and IV of the Company’s By-Laws, as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

	(c)	Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the Securities and Exchange Commission upon its request — Incorporated by reference to Form 10-K for the year ended March 27, 1987.

	(d)	Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank — Incorporated by reference to Form 8-K, dated December 21, 1998.

	(e)	Amendment, dated as of May 1, 2006, to Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank, as Rights Agent — Incorporated by reference to Form 8-K, filed on May 3, 2006.

	(f)	Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 - Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).

	(g)	First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 — Incorporated by reference to Form 10-K for the year ended March 28, 1998.

	(h)	Second Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000 — Incorporated by reference to Form 10-K for the year ended April 1, 2000.

	(i)	Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000 — Incorporated by reference to From 10-K for the year ended April 1, 2000.

	(j)	Fourth Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated October 15, 2001 — Incorporated by reference to Registration Statement on Form S-8 (File No. 333-82908).

	(k)	Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and the Provident Bank, as Agent and Arranger, dated as of March 21, 2003 — Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(l)	First Amendment to Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of May 23, 2003 — Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(m)	Second Amendment to Second Amended and Restated Credit Agreement, dated as October 3, 2003 — Incorporated by reference to Form 10-Q for the quarter ended October 11, 2003.

	(n)	Credit Agreement between Marsh Supermarkets, Inc. and its subsidiaries and Bank of America, N.A. as Issuing Agent, Administrative Agent and Collateral Agent, dated as of November 9, 2005 – Incorporated by reference to Form 8-K filed November 16, 2005.

	(o)	First Amendment to Credit Agreement, dated as of January 6, 2006, among Marsh Supermarkets, LLC, Marsh Supermarkets, Inc., the other borrowers party thereto, the facility guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Issuing Bank, and as Administrative Agent and Collateral Agent for the Lenders – Incorporated by reference to Form 8-K filed on January 12, 2006.

	(p)	Security Agreement, dated as of November 9, 2005, by and among Marsh Supermarkets, Inc., the other grantors party thereto and Bank of America, N.A. as Collateral Agent – Incorporated by reference to Form 8-K filed on November 16, 2005.

	(q)	Intellectual Property Security Agreement, dated as of November 9, 2005, by and among Marsh Supermarkets, Inc., Trademark Holdings, Inc. and Bank of America, N.A., as Collateral Agent – Incorporated by reference to Form 8-K filed on November 16, 2005.

	(r)	Pledge Agreement, dated as of November 9, 2005, by and among Marsh Supermarkets, Inc., the other pledgors party thereto and Bank of America, N.A., as Collateral Agent – Incorporated by reference to Form 8-K filed on November 16, 2005.

	(s)	Guaranty, dated as of November 9, 2005, by Marsh Supermarkets, Inc. and the other borrowers party thereto, in favor of Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, the lenders and the other secured parties – Incorporated by reference to Form 8-K filed on November 16, 2005.

	(t)	Form of Mortgage, Collateral Assignment of Leases and Rents and Fixture Filing – Incorporated by reference to Form 8-K filed on November 16, 2005.

	(u)	Credit Agreement, dated as of January 6, 2006, among Marsh Supermarkets, LLC, Marsh Supermarkets, Inc., the other borrowers party thereto, the facility guarantors party thereto, the lenders party thereto, and Back Bay Capital Funding LLC, as Administrative Agent and Collateral Agent – Incorporated by reference to Form 8-K filed on January 12, 2006.

	(v)	Amendment No. 1, dated as of June 16, 2006, among Marsh Supermarkets, LLC, Marsh Supermarkets, Inc., the other borrowers party thereto, the facility guarantors party thereto, Back Bay Capital Funding LLC as lender, Administrative Agent and Collateral Agent, and the other lenders party thereto – Incorporated by reference to Form 8-K filed on June 21, 2006.

	(w)	Security Agreement, dated as of January 6, 2006, by and among Marsh Supermarkets, Inc., the other grantors party thereto and Back Bay Capital Funding LLC, as Collateral Agent – Incorporated by reference to Form 8-K filed on January 12, 2006.

	(x)	Intellectual Property Security Agreement, dated as of January 6, 2006, by and among Marsh Supermarkets, Inc., Trademark Holdings, Inc. and Back Bay Capital Funding LLC, as Collateral Agent – Incorporated by reference to Form 8-K filed on January 12, 2006.

	(y)	Pledge Agreement, dated as of January 6, 2006, by and among Marsh Supermarkets, Inc., the other pledgors party thereto and Back Bay Capital Funding LLC, as Collateral Agent – Incorporated by reference to Form 8-K filed on January 12, 2006.

	(z)	Guaranty, dated as of January 6, 2006, by Marsh Supermarkets, Inc. and the other borrowers party thereto, in favor of Back Bay Capital Funding LLC, as Administrative Agent and Collateral Agent, the lenders and the other secured parties – Incorporated by reference to Form 8-K filed on January 12, 2006.

	(aa)	Form of Mortgage, Collateral Assignment of Leases and Rents, Security Agreement, and Fixture Filing – Incorporated by reference to Form 8-K filed on January 12, 2006.

Exhibit 10	(a)	Agreements between Ruan Leasing Company and Marsh Supermarkets, Inc., dated September 18, 1987 – Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

(b)	Lease agreements relating to warehouse located at 333 South Franklin Road, Indianapolis, Indiana — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

Management Contracts and Compensatory Plans:

(c)	Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

(d)	Indemnification Agreements — Incorporated by reference to Form 10-Q for quarter ended January 6, 1990.

(e)	Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan — Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.

(f)	Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan — Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.

(g)	Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

(h)	Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors — Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.

(i)	Severance Benefits Agreements, dated as of January 1, 1996 — Incorporated by reference to Form 10-K for the year ended March 29, 1997.

(j)	Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh — Incorporated by reference to Form 10-K for the year ended March 29, 1997.

(k)	Form of Restricted Stock Agreement, dated as of September 15, 1997 — Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.

(l)	Marsh Supermarkets, Inc. Outside Directors’ Stock Plan, as adopted November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

(m)	Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 — Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

(n)	Executive Stock Purchase Plan of Marsh Supermarkets, Inc., effective as of September 1, 1998 — Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

(o)	Forms of Guarantee related to Executive Stock Purchase Plan of Marsh Supermarkets, Inc. — Incorporated by reference to Form 10-K for the year ended April 1, 2000.

(p)	1999 Outside Directors’ Stock Option Plan, effective as of June 1, 1999 — Incorporated by reference to Proxy Statement, dated June 27, 1999, for Annual Meeting of Shareholders held August 3, 1999.

(q)	1999 Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999 — Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

(r)	First Amendment to 1999 Senior Executive Supplemental Retirement Plan, dated February 13, 2003—Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

(s)	Second Amendment to the Marsh Supermarkets, Inc. 1999 Senior Executive Supplemental Retirement Plan — Incorporated by reference to Form 8-K filed on December 30, 2005.

(t)	Form of Employment Agreement, dated as of August 3, 1999 — Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

(u)	Employment Agreement between Marsh Supermarkets, LLC and Frank J. Bryja, dated as of September 15, 2002 — Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

(v)	Employment Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, dated as of August 3, 1999 — Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(w)	Amendment to Employment Agreement, by and between the Company and Don E. Marsh, dated as of December 29, 2005 – Incorporated by reference to Form 8-K filed on December 30, 2005

(x)	Employment Agreement between Marsh Supermarkets, Inc. and David A. Marsh, dated as of August 9, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(y)	Employment Agreement between Marsh Supermarkets, Inc. and William L. Marsh, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(z)	Amendment to Employment Agreement, by and between the Company and William L. Marsh, dated as of December 29, 2005 – Incorporated by reference to Form 8-K filed on December 30, 2005

(aa)	Employment Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(bb)	Amendment to Employment Agreement, by and between the Company and P. Lawrence Butt, dated as of December 29, 2005 – Incorporated by reference to Form 8-K filed on December 30, 2005

(cc)	Employment Agreement, as amended, between Marsh Supermarkets, Inc, and Douglas W. Dougherty, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(dd)	Separation and Release Agreement, dated as of May 20, 2005, by and between Marsh Supermarkets, Inc. and Douglas W. Dougherty – Incorporated by reference to Form 8-K filed on May 26, 2005.

(ee)	Consulting Agreement, dated as of May 20, 2005, by and between Marsh Supermarkets, Inc. and Douglas W. Dougherty – Incorporated by reference to Form 8-K filed on May 26, 2005.

(ff)	Employment Agreement, dated as of June 9, 2006, by and between Marsh Supermarkets, Inc. and Douglas W. Dougherty – Incorporated by reference to Form 8-K filed on June 15, 2006.

(gg)	Employment Agreement between Crystal Food Services, LLC and Jack J. Bayt, dated as of Marsh 30, 2003 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(hh)	Agreement between Marsh Supermarkets, Inc. and Mark A. Varner, dated October 24, 2005 – Incorporated by reference to Form 8-K filed October 28, 2005.

(ii)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Douglas W. Dougherty, dated as of May 6, 1998 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(jj)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of October 22, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(kk)	Split Dollar Agreement between Marsh Supermarkets, Inc. and American National Trust and Investment Company, Trustee of the Don E. Marsh 1983 Irrevocable Trust for Children, dated as of January 1, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ll)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, Trustee u/a David A. Marsh Irrevocable Trust, dated January 16, 2002, dated as of January 17, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(mm)	Amended and Restated Supplemental Retirement Plan, dated as of January 1, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(nn)	First Amendment to Amended and Restated Supplemental Retirement Plan, dated as of December 31, 1998 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(oo)	Second Amendment to Amended and Restated Supplemental Retirement Plan, dated as of February 19, 2004 - Incorporated by reference to Form 10-K for the year ended March 27, 2004.

	(pp)	Third Amendment to the Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries, as Amended and Restated as of January 1, 1997 – Incorporated by reference to Form 8-K filed on December 30, 2005

	(qq)	Amended and Restated Marsh Equity Ownership Plan, dated as of January 1, 1989 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(rr)	First Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 7, 2001 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(ss)	Second Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 31, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(tt)	Third Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 31, 2003 - Incorporated by reference to Form 10-K for the year ended March 27, 2004.

	(uu)	Fourth Amendment to the Marsh Equity Ownership Plan, as Amended and Restated as of January 1, 1989 – Incorporated by reference to Form 8-K filed on May 30, 2006

	(vv)	Confidential Settlement Agreement and Release of All Claims, dated as of April 13, 2005 – Incorporated by reference to Form 10-K for the year ended April 2, 2005.

	(ww)	Marsh Deferred Compensation Plan – Incorporated by reference to Form S-8, dated September 25, 1998 (File No. 333-64343).

	(xx)	First Amendment to Marsh Deferred Compensation Plan, dated as of December 31, 2003 – Incorporated by reference to Form 10-K for the year ended March 27, 2004.

	(yy)	Amended and Restated Marsh Deferred Compensation Plan, effective as of January 1, 2005 – Incorporated by reference to Form 10-K for the year ended April 2, 2005.

	(zz)	Second Amendment to the Marsh Deferred Compensation Plan, effective as of December 20, 2005 *

	(aaa)	Summary of Director and Executive Officer Compensation *

Exhibit 21		Subsidiaries of the Registrant.*

Exhibit 23		Consent of Independent Registered Public Accounting Firm *

Exhibit 31.1		Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2		Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(b) Exhibits:
See Exhibit Index
(c) Financial Statement Schedules:
See Item 15(a)(2)

* Being filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MARSH SUPERMARKETS, INC.

June 29, 2006	By:	/s/ Don E. Marsh
Don E. Marsh
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 29, 2006	/s/ Don E. Marsh

Don E. Marsh, Chairman of the Board
and Chief Executive Officer and Director

June 29, 2006	/s/ Douglas W. Dougherty

Douglas W. Dougherty, Executive Vice President -
Finance and Administration, and Chief Financial Officer

June 29, 2006	/s/ Mark A. Varner

Mark A. Varner, Vice President -
Corporate Controller (Principal Accounting Officer)

June 29, 2006	/s/ William L. Marsh

William L. Marsh, Interim President
and Chief Operating Officer, and Director

June 29, 2006	/s/ J. Michael Blakley

J. Michael Blakley, Director

June 29, 2006	/s/ P. Lawrence Butt

P. Lawrence Butt, Senior Vice President,
Counsel and Secretary, and Director

Charles R. Clark, Director

June 29, 2006	/s/ John J. Heidt

John J. Heidt, Director

Stephen M. Huse, Director

June 29, 2006	/s/ Catherine A. Langham

Catherine A. Langham, Director

June 29, 2006	/s/ James K. Risk

James K. Risk, III, Director

June 29, 2006	/s/ K. Clay Smith

K. Clay Smith, Director

EXHIBIT INDEX

Exhibit 2	(a)	Agreement and Plan of Merger, dated as of May 2, 2006, by and among MSH Supermarkets Holding Corp., MS Operations, Inc. and Marsh Supermarkets, Inc. — Incorporated by reference to Form 8-K, filed on May 3, 2006

Exhibit 3	(a)	Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(b)	By-Laws as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

Exhibit 4	(a)	Articles V, VI and VII of the Company’s Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

	(b)	Articles I and IV of the Company’s By-Laws, as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

	(c)	Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the Securities and Exchange Commission upon its request — Incorporated by reference to Form 10-K for the year ended March 27, 1987.

	(d)	Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank — Incorporated by reference to Form 8-K, dated December 21, 1998.

	(e)	Amendment, dated as of May 1, 2006, to Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank, as Rights Agent — Incorporated by reference to Form 8-K, filed on May 3, 2006.

	(f)	Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 - Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).

	(g)	First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 — Incorporated by reference to Form 10-K for the year ended March 28, 1998.

	(h)	Second Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000 — Incorporated by reference to Form 10-K for the year ended April 1, 2000.

	(i)	Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000 — Incorporated by reference to From 10-K for the year ended April 1, 2000.

	(j)	Fourth Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated October 15, 2001 — Incorporated by reference to Registration Statement on Form S-8 (File No. 333-82908).

	(k)	Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and the Provident Bank, as Agent and Arranger, dated as of March 21, 2003 — Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(l)	First Amendment to Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of May 23, 2003 — Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(m)	Second Amendment to Second Amended and Restated Credit Agreement, dated as October 3, 2003 — Incorporated by reference to Form 10-Q for the quarter ended October 11, 2003.

	(n)	Credit Agreement between Marsh Supermarkets, Inc. and its subsidiaries and Bank of America, N.A. as Issuing Agent, Administrative Agent and Collateral Agent, dated as of November 9, 2005 – Incorporated by reference to Form 8-K filed November 16, 2005.

	(o)	First Amendment to Credit Agreement, dated as of January 6, 2006, among Marsh Supermarkets, LLC, Marsh Supermarkets, Inc., the other borrowers party thereto, the facility guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Issuing Bank, and as Administrative Agent and Collateral Agent for the Lenders – Incorporated by reference to Form 8-K filed on January 12, 2006.

	(p)	Security Agreement, dated as of November 9, 2005, by and among Marsh Supermarkets, Inc., the other grantors party thereto and Bank of America, N.A. as Collateral Agent – Incorporated by reference to Form 8-K filed on November 16, 2005.

	(q)	Intellectual Property Security Agreement, dated as of November 9, 2005, by and among Marsh Supermarkets, Inc., Trademark Holdings, Inc. and Bank of America, N.A., as Collateral Agent – Incorporated by reference to Form 8-K filed on November 16, 2005.

	(r)	Pledge Agreement, dated as of November 9, 2005, by and among Marsh Supermarkets, Inc., the other pledgors party thereto and Bank of America, N.A., as Collateral Agent – Incorporated by reference to Form 8-K filed on November 16, 2005.

	(s)	Guaranty, dated as of November 9, 2005, by Marsh Supermarkets, Inc. and the other borrowers party thereto, in favor of Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, the lenders and the other secured parties – Incorporated by reference to Form 8-K filed on November 16, 2005.

	(t)	Form of Mortgage, Collateral Assignment of Leases and Rents and Fixture Filing – Incorporated by reference to Form 8-K filed on November 16, 2005.

	(u)	Credit Agreement, dated as of January 6, 2006, among Marsh Supermarkets, LLC, Marsh Supermarkets, Inc., the other borrowers party thereto, the facility guarantors party thereto, the lenders party thereto, and Back Bay Capital Funding LLC, as Administrative Agent and Collateral Agent – Incorporated by reference to Form 8-K filed on January 12, 2006.

	(v)	Amendment No. 1, dated as of June 16, 2006, among Marsh Supermarkets, LLC, Marsh Supermarkets, Inc., the other borrowers party thereto, the facility guarantors party thereto, Back Bay Capital Funding LLC as lender, Administrative Agent and Collateral Agent, and the other lenders party thereto – Incorporated by reference to Form 8-K filed on June 21, 2006.

	(w)	Security Agreement, dated as of January 6, 2006, by and among Marsh Supermarkets, Inc., the other grantors party thereto and Back Bay Capital Funding LLC, as Collateral Agent – Incorporated by reference to Form 8-K filed on January 12, 2006.

	(x)	Intellectual Property Security Agreement, dated as of January 6, 2006, by and among Marsh Supermarkets, Inc., Trademark Holdings, Inc. and Back Bay Capital Funding LLC, as Collateral Agent – Incorporated by reference to Form 8-K filed on January 12, 2006.

	(y)	Pledge Agreement, dated as of January 6, 2006, by and among Marsh Supermarkets, Inc., the other pledgors party thereto and Back Bay Capital Funding LLC, as Collateral Agent – Incorporated by reference to Form 8-K filed on January 12, 2006.

	(z)	Guaranty, dated as of January 6, 2006, by Marsh Supermarkets, Inc. and the other borrowers party thereto, in favor of Back Bay Capital Funding LLC, as Administrative Agent and Collateral Agent, the lenders and the other secured parties – Incorporated by reference to Form 8-K filed on January 12, 2006.

	(aa)	Form of Mortgage, Collateral Assignment of Leases and Rents, Security Agreement, and Fixture Filing – Incorporated by reference to Form 8-K filed on January 12, 2006.

Exhibit 10	(a)	Agreements between Ruan Leasing Company and Marsh Supermarkets, Inc., dated September 18, 1987 – Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

(b)	Lease agreements relating to warehouse located at 333 South Franklin Road, Indianapolis, Indiana — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).
Management Contracts and Compensatory Plans:

(c)	Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries — Incorporated by reference to Registration Statement on Form S-2 (File No. 33-17730).

(d)	Indemnification Agreements — Incorporated by reference to Form 10-Q for quarter ended January 6, 1990.

(e)	Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan — Incorporated by reference to Proxy Statement, dated March 22, 1991, for a Special Meeting of Shareholders held May 1, 1991.

(f)	Amendment to Marsh Supermarkets, Inc. 1991 Employee Stock Incentive Plan — Incorporated by reference to Proxy Statement, dated June 22, 1995, for Annual Meeting of Shareholders held August 1, 1995.

(g)	Marsh Supermarkets, Inc. Executive Supplemental Long-Term Disability Plan — Incorporated by reference to Form 10-K for the year ended March 30, 1991.

(h)	Marsh Supermarkets, Inc. 1992 Stock Option Plan for Outside Directors — Incorporated by reference to Proxy Statement, dated June 25, 1992, for the Annual Meeting of Shareholders held August 4, 1992.

(i)	Severance Benefits Agreements, dated as of January 1, 1996 — Incorporated by reference to Form 10-K for the year ended March 29, 1997.

(j)	Form of Split Dollar Insurance Agreement for the benefit of Don E. Marsh — Incorporated by reference to Form 10-K for the year ended March 29, 1997.

(k)	Form of Restricted Stock Agreement, dated as of September 15, 1997 — Incorporated by reference to Form 10-Q for the quarter ended October 11, 1997.

(l)	Marsh Supermarkets, Inc. Outside Directors’ Stock Plan, as adopted November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.

(m)	Marsh Supermarkets, Inc. 1998 Stock Incentive Plan, effective as of June 1, 1998 — Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

(n)	Executive Stock Purchase Plan of Marsh Supermarkets, Inc., effective as of September 1, 1998 — Incorporated by reference to Proxy Statement, dated June 25, 1998, for the Annual Meeting of Shareholders held August 4, 1998.

(o)	Forms of Guarantee related to Executive Stock Purchase Plan of Marsh Supermarkets, Inc. — Incorporated by reference to Form 10-K for the year ended April 1, 2000.

(p)	1999 Outside Directors’ Stock Option Plan, effective as of June 1, 1999 — Incorporated by reference to Proxy Statement, dated June 27, 1999, for Annual Meeting of Shareholders held August 3, 1999.

(q)	1999 Senior Executive Supplemental Retirement Plan, dated as of August 3, 1999 — Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

(r)	First Amendment to 1999 Senior Executive Supplemental Retirement Plan, dated February 13, 2003—Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

(s)	Second Amendment to the Marsh Supermarkets, Inc. 1999 Senior Executive Supplemental Retirement Plan — Incorporated by reference to Form 8-K filed on December 30, 2005.

(t)	Form of Employment Agreement, dated as of August 3, 1999 — Incorporated by reference to Form 10-Q for the quarter ended October 9, 1999.

(u)	Employment Agreement between Marsh Supermarkets, LLC and Frank J. Bryja, dated as of September 15, 2002 — Incorporated by reference to Form 10-Q for the quarter ended January 4, 2003.

(v)	Employment Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, dated as of August 3, 1999 — Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(w)	Amendment to Employment Agreement, by and between the Company and Don E. Marsh, dated as of December 29, 2005 – Incorporated by reference to Form 8-K filed on December 30, 2005

(x)	Employment Agreement between Marsh Supermarkets, Inc. and David A. Marsh, dated as of August 9, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(y)	Employment Agreement between Marsh Supermarkets, Inc. and William L. Marsh, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(z)	Amendment to Employment Agreement, by and between the Company and William L. Marsh, dated as of December 29, 2005 – Incorporated by reference to Form 8-K filed on December 30, 2005

(aa)	Employment Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(bb)	Amendment to Employment Agreement, by and between the Company and P. Lawrence Butt, dated as of December 29, 2005 – Incorporated by reference to Form 8-K filed on December 30, 2005

(cc)	Employment Agreement, as amended, between Marsh Supermarkets, Inc, and Douglas W. Dougherty, dated as of August 3, 1999 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(dd)	Separation and Release Agreement, dated as of May 20, 2005, by and between Marsh Supermarkets, Inc. and Douglas W. Dougherty – Incorporated by reference to Form 8-K filed on May 26, 2005.

(ee)	Consulting Agreement, dated as of May 20, 2005, by and between Marsh Supermarkets, Inc. and Douglas W. Dougherty – Incorporated by reference to Form 8-K filed on May 26, 2005.

(ff)	Employment Agreement, dated as of June 9, 2006, by and between Marsh Supermarkets, Inc. and Douglas W. Dougherty – Incorporated by reference to Form 8-K filed on June 15, 2006.

(gg)	Employment Agreement between Crystal Food Services, LLC and Jack J. Bayt, dated as of Marsh 30, 2003 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(hh)	Agreement between Marsh Supermarkets, Inc. and Mark A. Varner, dated October 24, 2005 – Incorporated by reference to Form 8-K filed October 28, 2005.

(ii)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Douglas W. Dougherty, dated as of May 6, 1998 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(jj)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and P. Lawrence Butt, dated as of October 22, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(kk)	Split Dollar Agreement between Marsh Supermarkets, Inc. and American National Trust and Investment Company, Trustee of the Don E. Marsh 1983 Irrevocable Trust for Children, dated as of January 1, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(ll)	Split-Dollar Insurance Agreement between Marsh Supermarkets, Inc. and Don E. Marsh, Trustee u/a David A. Marsh Irrevocable Trust, dated January 16, 2002, dated as of January 17, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(mm)	Amended and Restated Supplemental Retirement Plan, dated as of January 1, 1997 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(nn)	First Amendment to Amended and Restated Supplemental Retirement Plan, dated as of December 31, 1998 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

(oo)	Second Amendment to Amended and Restated Supplemental Retirement Plan, dated as of February 19, 2004 - Incorporated by reference to Form 10-K for the year ended March 27, 2004.

	(pp)	Third Amendment to the Supplemental Retirement Plan of Marsh Supermarkets, Inc. and Subsidiaries, as Amended and Restated as of January 1, 1997 – Incorporated by reference to Form 8-K filed on December 30, 2005

	(qq)	Amended and Restated Marsh Equity Ownership Plan, dated as of January 1, 1989 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(rr)	First Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 7, 2001 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(ss)	Second Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 31, 2002 – Incorporated by reference to Form 10-K for the year ended March 29, 2003.

	(tt)	Third Amendment to Amended and Restated Marsh Equity Ownership Plan, dated as of December 31, 2003 - Incorporated by reference to Form 10-K for the year ended March 27, 2004.

	(uu)	Fourth Amendment to the Marsh Equity Ownership Plan, as Amended and Restated as of January 1, 1989 – Incorporated by reference to Form 8-K filed on May 30, 2006

	(vv)	Confidential Settlement Agreement and Release of All Claims, dated as of April 13, 2005 – Incorporated by reference to Form 10-K for the year ended April 2, 2005.

	(ww)	Marsh Deferred Compensation Plan – Incorporated by reference to Form S-8, dated September 25, 1998 (File No. 333-64343).

	(xx)	First Amendment to Marsh Deferred Compensation Plan, dated as of December 31, 2003 – Incorporated by reference to Form 10-K for the year ended March 27, 2004.

	(yy)	Amended and Restated Marsh Deferred Compensation Plan, effective as of January 1, 2005 – Incorporated by reference to Form 10-K for the year ended April 2, 2005.

	(zz)	Second Amendment to the Marsh Deferred Compensation Plan, effective as of December 20, 2005 *

	(aaa)	Summary of Director and Executive Officer Compensation *

Exhibit 21		Subsidiaries of the Registrant.*

Exhibit 23		Consent of Independent Registered Public Accounting Firm *

Exhibit 31.1		Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2		Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Being filed herewith