Form 10-K/A
period 2006-04-01
MARSH SUPERMARKETS INC
filed 2006-07-31
CIK 62737

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
     As of July 26, 2006, there were 3,734,927 shares of Class A common stock and 4,212,284 shares of Class B common stock of the Company outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
     The purpose of this Form 10-K/A is to amend Part III, Items 10 through 14, of the Annual Report on Form 10-K for the fiscal year ended April 1, 2006 of Marsh Supermarkets, Inc. (the “Company”), which was filed with the Securities and Exchange Commission on June 30, 2006 (the “2006 Form 10-K”). Part I, Item 1A of the 2006 Form 10-K is also being amended to revise one of the risk factors set forth therein. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.
     For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of the 2006 Form 10-K have been amended and restated in their entirety to include the information required by those items. Item 1A of the 2006 Form 10-K has been amended solely to revise the one risk factor set forth in this Form 10-K/A. This Form 10-K/A does not, and is not intended to, modify or update other disclosures as presented in the original 2006 Form 10-K.
PART I
Item 1A. Risk Factors.
     Item 1A of the 2006 Form 10-K is being amended solely to revise the risk factor entitled “Changes in the terms on which suppliers require the Company to pay for store merchandise could have an adverse effect on the Company’s business, financial condition and results of operations.” The revised risk factor is set forth below. No other portions of Item 1A of the 2006 Form 10-K are being modified hereby.
Changes in the terms on which suppliers require the Company to pay for store merchandise could have an adverse effect on the Company’s business, financial condition and results of operations.
Similar to many retailers, the Company has payment terms with most of its suppliers which extend payment for up to 30 days beyond the date the product is purchased. Those payment terms are subject to change at any time. If the Company’s suppliers change their payment terms for whatever reason and require faster payment by the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Executive Officers
     The information required by this item with respect to the Company’s executive officers is incorporated herein by reference to the information included under the caption “Executive Officers of the Registrant” in Part I, Item 1 of the 2006 Form 10-K.
Directors
     The Company’s Board of Directors consists of ten members, each of whom is elected to serve for a term of three years, or until his or her successor is duly chosen and qualified, or until he or she resigns or is removed.
     Biographical and other information for each director of the Company is set forth below. Unless otherwise indicated, each director’s principal occupation has been the same for the past five years.

Name, Age, Principal Occupation	Director
and Business Experience	Since
J. MICHAEL BLAKLEY, 65	1996
President and Chief Executive Officer, The Blakley Corporation, Indianapolis, Indiana (a building trade contractor specializing in interior and exterior building finishes). See Note (1).

P. LAWRENCE BUTT, 64	1999
Senior Vice President, Counsel and Secretary of the Company.

CHARLES R. CLARK, 72	1978
Partner, Beasley Gilkison Retherford Buckles & Clark, Attorneys at Law, Muncie, Indiana. See Notes (2) and (3).

JOHN J. HEIDT, 68	2002
Retired since December 2004. For more than five years prior thereto, he served as President and Chief Executive Officer, Royal Food Products, Inc., Indianapolis, Indiana (a food product supply company). See Notes (3) and (4).

STEPHEN M. HUSE, 63	1985
President and Chief Executive Officer, Huse Incorporated, Bloomington, Indiana (a retail restaurant and real estate management company). See Notes (1), (4) and (5).

CATHERINE A. LANGHAM, 48	1998
President, Future Enterprises, Inc., Indianapolis, Indiana (an expedited transport services, warehousing and distribution company); director, The Finish Line, Inc., Indianapolis, Indiana (a retailer of athletic, lifestyle and outdoor footwear). See Notes (2), (3) and (4).

DON E. MARSH, 68	1959
Chairman of the Board and Chief Executive Officer of the Company; brother of William L. Marsh. See Note (4).

WILLIAM L. MARSH, 62	1991
Interim President and Chief Operating Officer of the Company; brother of Don E. Marsh; has held his current position since February 2006, and for more than five years prior thereto, he served as Senior Vice President – Property Management of the Company.

Name, Age, Principal Occupation	Director
and Business Experience	Since
JAMES K. RISK, III, 64	1987
President and Chief Executive Officer, Kirby Risk Corporation, Lafayette, Indiana (a wholesale electrical equipment distributor); director, Lafayette Life Insurance Company, Lafayette, Indiana (an insurance company). See Note (1).

K. CLAY SMITH, 68	1989
President and Chief Executive Officer, Underwood Machinery Transport Company, Inc., Indianapolis, Indiana (a heavy equipment transport company). See Notes (2), (4) and (5).

(1)	Member of the Compensation Committee of the Company’s Board of Directors.

(2)	Member of the Audit Committee of the Company’s Board of Directors.

(3)	Member of the Nominating Committee of the Company’s Board of Directors.

(4)	Member of the Executive Committee of the Company’s Board of Directors.

(5)	Member of the Stock Award Committee of the Company’s Board of Directors.
Audit Committee
     The Company’s Board of Directors has an Audit Committee, which was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Charles R. Clark, Catherine A. Langham and K. Clay Smith, each of whom is “independent” as defined in NASDAQ listing standards and Rule 10A-3 of the Exchange Act. The Audit Committee selects, evaluates and compensates the independent registered public accounting firm, oversees the results of their audits, oversees the Company’s systems of internal accounting and financial controls and financial reporting accounting practices and provides an avenue of communication among the independent registered public accounting firm, management and the Board of Directors. The Board of Directors has made an affirmative determination that Catherine A. Langham qualifies as an “audit committee financial expert” within the meaning of SEC regulations and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. The Audit Committee has determined that all members of the Audit Committee are financially literate under the current listing standards of NASDAQ. The Board of Directors has adopted a charter for its Audit Committee, which can be accessed on the Company’s website — www.marsh.net.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act, as amended, requires executive officers, directors, and persons who own more than 10% of the outstanding shares of a registered class of a corporation’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of all Section 16(a) forms they file.
     Based solely on a review of the Forms 3, 4 and 5 and amendments thereto and certain written representations furnished to the Company, the Company believes its executive officers, directors and greater than 10% beneficial owners complied with all applicable filing requirements of Section 16(a) during fiscal year 2006, except for K. Clay Smith, who had two Form 4s that were not filed timely as a result of administrative and other delays, and John C. Elbin and Douglas W. Dougherty, who each had a Form 3 that was not timely filed as a result of an administrative delay.
Code of Conduct
     The Company has established a Code of Conduct that applies to all employees, officers and directors of the Company. The purpose of the Code of Conduct is, among other things, to provide written standards that are reasonably designed to deter wrongdoing and to promote: honest and ethical conduct, including ethical handling of actual and apparent conflicts of interest; full, fair, accurate, timely and understandable disclosure in reports and documents filed with the Securities and Exchange Commission and in other public communications made by the Company; compliance with applicable laws, rules and regulations; prompt reporting of violations of the Code of Conduct; and accountability for adherence to the Code of Conduct. A copy of the Code of Conduct, as well as any amendments to or waivers from the Code of Conduct, are accessible at the Company’s website — www.marsh.net.

Item 11. Executive Compensation.
Compensation of Executive Officers
     The following table sets forth the annual and long-term compensation paid or distributed by the Company for services in all capacities for the fiscal years ended March 27, 2004, April 2, 2005, and April 1, 2006, to (i) the Chief Executive Officer of the Company, (ii) each of the other four most highly compensated executive officers of the Company, based on salary and bonus earned during the year ended April 1, 2006, who were serving as executive officers of the Company as of April 1, 2006, and (iii) a former executive officer of the Company for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at April 1, 2006 (collectively, the “Named Executive Officers”).
Summary Compensation Table

		Annual Compensation
					Other
					Annual	All Other
Name and Principal	Fiscal	Salary	Bonus		Compensation	Compensation
Position	Year	($)(a)	($)(b)		($)(c)	($)(d)
Don E. Marsh Director; Chairman of the	2006	1,000,000	273,791	(e)	118,375	34,035
Board & Chief Executive Officer	2005	1,019,231	273,791	(e)	93,340	44,432
	2004	1,000,000	278,972	(e)	208,120	44,466

David A. Marsh Former President & Chief	2006	390,154	70,085	(e)	0	2,275,119	(g)
Operating Officer (f)	2005	407,692	70,085	(e)	0	3,496
	2004	400,000	71,220	(e)	22,658	6,938

Jack J. Bayt President & Chief Operating	2006	310,000	250,000		0	5,278
Officer, Crystal Food Services	2005	315,961	207,500		0	5,089
	2004	310,000	146,000		58,023	9,492

Charles Barnard President & Chief Operating	2006	246,538	200,000		0	4,906
Officer, Village Pantry,	2005	239,519	25,000		0	6,255
LLC(h)	2004	229,615	0		27,399	4,515

P. Lawrence Butt Director; Senior Vice President,	2006	285,000	77,769	(e)	0	9,513
Counsel & Secretary	2005	290,491	77,769	(e)	0	10,716
	2004	285,000	48,534	(e)	37,260	10,222

William L. Marsh Director; Interim President &	2006	305,000	0		0	9,401
Chief Operating Officer(i)	2005	310,865	0		0	8,969
	2004	305,000	0		0	6,599

(a)	Fiscal year 2005 was a 53 week year.

(b)	Cash bonuses authorized by the Compensation Committee. Bonus amounts represent amounts paid in the fiscal year indicated and accrued in the immediately preceding fiscal year, other than amounts noted in footnote (e) below.

(c)	The value of perquisites and other personal benefits, securities or property received, the aggregate of which did not exceed the lesser of $50,000 or 10% of salary and bonus of the individual in the applicable fiscal year, are not shown in the table, as permitted by the rules of the Securities and Exchange Commission. The amounts indicated in the table include for Don E. Marsh: $90,800, $69,496 and $60,431 for financial planning and other professional fees in fiscal years 2006, 2005 and 2004, respectively; $22,380, $6,981 and $38,787 attributable to use of the Company’s aircraft in fiscal years 2006, 2005, and 2004, respectively, using the aggregate incremental cost method and based on the variable operating costs of the aircraft, including fuel costs, mileage, trip related maintenance, landing/ramp fees and other miscellaneous costs; and $98,320 in above-market earnings on deferred compensation in fiscal year 2004. The amounts indicated in the table for Messrs. David A. Marsh, Bayt, Barnard and Butt represent above-market earnings on deferred compensation in fiscal year 2004. During fiscal year 2006, Messrs. David A. Marsh, Bayt, Barnard, Butt and William L. Marsh received perquisites in the aggregate amount of $4,772, $3,668, $0, $0 and $0, respectively.

(d)	Includes for fiscal year 2006: (i) Supplemental Long-Term Disability Plan premiums of $13,547, $0, $2,316, $0, $1,842 and $3,774, respectively; (ii) 401(k) plan contributions of $2,200, $0, $2,279, $2,349, $2,279 and $0, respectively; and (iii) group and other life insurance premiums of $18,288, $1,010, $683, $2,557, $5,392, and $5,627, respectively.

(e)	The amounts shown represent reimbursement on an after-tax basis for premiums paid by the executives on one or more split-dollar life insurance policies. See “Split-Dollar Arrangements.”

(f)	Employment was terminated by the Company as of February 27, 2006.

(g)	Includes: (i) $1,010 for group term life insurance premiums; (ii) $2,112,900 representing the three-year salary continuation benefit payable pursuant to Mr. David Marsh’s employment agreement; (iii) $31,000 for the estimated cost of life, medical and dental insurance coverage for Mr. David Marsh and his dependents for three years pursuant to his employment agreement; and (iv) $130,209 in life insurance premiums for three years pursuant to his employment agreement. See “Employment and Severance Agreements.”

(h)	Since April 2006, Mr. Barnard has served as President & Chief Operating Officer, Marsh Supermarkets, LLC.

(i)	Has served as Interim President and Chief Operating Officer since February 2006. Prior to that Mr. William Marsh served as Senior Vice President — Property Management of the Company.
Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values
     The following table sets forth information with respect to the exercise of options and stock appreciation rights (“SARs”) during, and the unexercised options and SARs held at the end of, the fiscal year ended April 1, 2006, by the Named Executive Officers. No options or SARs were granted during fiscal year 2006. No options were exercised by the Named Executive Officers during fiscal year 2006.

		Number of
		Securities Underlying		Value of Unexercised
		Unexercised Options		in the-Money Options/SARs
		/SARs at Fiscal Year End		at Fiscal Year End ($)(a)
Name	Class	Exercisable	Unexercisable	Exercisable	Unexercisable
Don E. Marsh	A	312,500	0	0	0
	B	128,000	0	0	0
David A. Marsh	A	79,500	0	0	0
	B	17,300	0	0	0
Jack J. Bayt	A	20,000	0	0	0
	B	0	0	0	0
Charles Barnard	A	23,500	0	0	0
	B	8,100	0	0	0
P. Lawrence Butt	A	80,000	0	0	0
	B	42,200	0	0	0
William L. Marsh	A	43,750	0	0	0
	B	24,600	0	0	0

(a)	The closing price at the end of the 2006 fiscal year for the Class A common stock was $9.09 and for the Class B common stock was $8.25. Value is calculated on the basis of the difference between the option exercise price and the applicable closing price, multiplied by the number of “In-the-Money” shares of common stock underlying the option.
Retirement Plans
     The following table illustrates the estimated annual pension benefits under the Employees’ Pension Plan of Marsh Supermarkets, Inc. and Subsidiaries (taking Social Security benefits into account, but without regard to any survivorship benefit to an eligible spouse) (the “Pension Plan”) payable for a single straight life annuity upon normal retirement age at the compensation levels and years of benefit service shown.

Estimated Retirement Benefits Table

Average Annual
Compensation
During Last
4 Years of	Estimated Annual Retirement
Service	Benefits at Various Years of Benefit Service
	10 Years	20 Years	30 Years
$ 400,000	$4,204	$23,576	$47,792
500,000	4,204	23,576	47,792
600,000	4,204	23,576	47,792
700,000	4,204	23,576	50,493
800,000	4,204	23,576	58,539
900,000	4,204	23,576	66,586
1,000,000	4,204	23,576	74,632
1,100,000	4,204	23,576	82,678
1,200,000	4,204	23,576	90,725
1,300,000	4,204	23,576	98,771
1,400,000	4,204	23,576	106,817
1,500,000	4,204	23,576	114,864
1,600,000	4,204	24,652	122,910
1,700,000	4,204	26,509	130,957
1,800,000	4,204	28,365	139,003
1,900,000	4,204	30,222	147,049
2,000,000	4,204	32,079	155,096
2,100,000	4,204	33,936	163,142
2,200,000	4,204	35,793	170,000
2,300,000	4,204	37,650	170,000
2,400,000	4,204	39,507	170,000
2,500,000	4,204	41,363	170,000
     Under the Pension Plan, monthly retirement benefits are computed on the basis of highest average monthly earnings during any 48 consecutive months of the last 120 months preceding retirement. The compensation covered by the Pension Plan includes all monthly earnings, but excludes amounts paid under the Management Incentive Plan or similar plans prior to January 1, 1985. Effective December 31, 1996, the accrual of benefits under the Pension Plan was curtailed with respect to any participants designated after January 1, 1997.
     As of December 31, 1996, the date the Pension Plan was “frozen,” Don E. Marsh, Jack J. Bayt, Charles Barnard, P. Lawrence Butt and William L. Marsh had 43, 1, 26, 19 and 20 years of benefit service, respectively. Assuming that those executive officers continue in their present positions at their current salaries until retirement at age 65, their estimated annual pensions under the Pension Plan would be $99,106, $1,305, $22,623, $34,165, and $45,064, respectively. The annual pension under the Pension Plan that will be payable at age 65 to David Marsh is $7,298.
     In December 2005, the Company’s board of directors approved amendments to the Company’s Amended and Restated Supplemental Retirement Plan (the “Supplemental Retirement Plan”) and the Company’s 1999 Senior Executive Supplemental Retirement Plan (the “Senior Executive Supplemental Retirement Plan” and, together with the Supplemental Retirement Plan, the “SERP Plans”) which provided that the SERP Plans be terminated effective December 31, 2005. The amendments also provided that, prior to December 31, 2005, participants under the SERP Plans could elect to receive a reduced benefit payable in equal installments of principal, without interest, on January 9, 2006, June 26, 2006 and January 9, 2007, in full satisfaction of his or her benefits and other interests under the SERP Plans (the “Scheduled Payments”). The reduced benefit reflected in the Scheduled Payments represents the participant’s proportionate share of the amount the Company accrued as of December 31, 2005, as the

Company’s liability under the SERP Plans. The amendments further provide that in the event the Company consummates a transaction that would constitute a change in control, the participants will receive all unpaid Scheduled Payments on the consummation date of the transaction.
     All of the Named Executive Officers who participated in the SERP Plans, namely Don E. Marsh, David A. Marsh, Jack J. Bayt, P. Lawrence Butt and William L. Marsh, made the election to receive Scheduled Payments under the amendments to the SERP Plans. The aggregate amount of the Scheduled Payments, which are paid in three equal installments as described above, payable to each of the Named Executive Officers is as follows: Don E. Marsh, $7,122,556; David A. Marsh: $248,060; Jack J. Bayt, $366,459; P. Lawrence Butt, $2,185,649; and William L. Marsh, $2,299,674.
Employment and Severance Agreements
     The Company has employment agreements with each of Don E. Marsh, P. Lawrence Butt and William L. Marsh. Each of these employment agreements is in substantially the same form. Under the agreements, in the event of termination of employment by us without cause or by the executive for good reason (as such terms are defined in the agreements), the executive will receive (1) that portion of his base salary which was earned through the termination date and (2) a prorated bonus equal to the executive’s bonus for the last completed fiscal year multiplied by a fraction representing the portion of the year worked up through the executive’s termination date. Each executive will also receive a salary continuation benefit for a period of three years in an annual amount equal to the sum of the executive’s highest base salary during the five years prior to the date of termination and the highest annual incentive cash bonus during the ten years prior to the date of termination. The Company will also provide the executive with life, medical, dental, accident and disability insurance coverage for three years at the same coverage levels that are in effect as of the termination date. In lieu of the foregoing insurance coverage benefits, the Company may pay the executive an amount equal to the executive’s cost of obtaining comparable coverage. The Company will also provide the executive and his spouse with lifetime medical benefits. The Company is also obligated to continue to pay all premiums due on the split-dollar life insurance policies in effect on the lives of each of Don E. Marsh and P. Lawrence Butt (face amount of $4 million and $1 million, respectively), for three years from the termination date after which time the Company will distribute such policies to the respective executive without requiring him to repay any premiums paid by the Company. The Company will also make a special payment to the executive for each of the three years to reimburse the executive for any taxes payable by him with respect to his portion of the premiums and the special payment. Payments or distributions to such executives under these employment agreements, including any salary continuation benefit, are subject to reduction to the extent necessary to avoid any excise tax or denial of deduction imposed by Sections 280G and 4999 of the Internal Revenue Code.
     In addition, the Company has an employment agreement with Jack J. Bayt, dated March 30, 2003, for a term of five years pursuant to which Mr. Bayt is to receive a base annual salary of at least $310,000, together with a bonus based on the improvement in financial performance of the Crystal Food Services Division. Unless Mr. Bayt is terminated for cause or voluntarily resigns, he is entitled to all benefits and payments to be made during the term of the employment agreement.
     The Company also has a severance agreement with Charles Barnard, pursuant to which Mr. Barnard will receive a lump sum cash payment of $150,000 if he is terminated for any reason other than cause, death or disability during the 180 day period following a change in control of the Company.
     On February 8, 2006, the Company terminated the employment agreement between the Company and David A. Marsh, dated as of August 9, 2002, and Mr. David Marsh’s employment with the Company terminated at the close of business on February 27, 2006. Mr. David Marsh’s employment agreement was terminated pursuant to Section 7.4 thereof. Section 7.4 provides that following termination of employment, the Company will pay to Mr. David Marsh a salary continuation benefit for three years after the termination date. In addition, pursuant to the employment agreement, the Company will provide life, medical and dental insurance coverage for Mr. David Marsh, his spouse and dependents for the three year period at the same coverage levels that were in effect as of the termination date. The employment agreement also provides that the Company will continue to pay all premiums due on the split-dollar life insurance policies in effect on Mr. David Marsh’s life for three years from the termination date, after which time the Company will distribute such policies to Mr. David Marsh without requiring him to repay any premiums paid by the Company. The Company will also pay to Mr. David Marsh for each of the three years a grossed up amount to reimburse him for any taxes payable by him with respect to the premiums and the special payment. See the Summary Compensation Table under “—Compensation of Executive Officers” in this Form 10-K/A for the amounts associated with the foregoing payments. In addition, under Mr. David Marsh’s employment agreement, if any of the Company’s payments to him are subject to excise tax (or any interest or penalties incurred due to excise tax) imposed by Internal Revenue Code Sections 280G and 4999, Mr. David Marsh will be entitled to a gross-up payment to cover all taxes, including the excise tax.
Split-Dollar Arrangements
          The Company has established split-dollar life insurance arrangements on the lives of Don E. Marsh, David A. Marsh and P. Lawrence Butt (face amounts of $4 million, $2 million and $1 million, respectively). The annual premiums on the policies for Messrs. Don Marsh, David Marsh and Butt are $161,9444, $41,456 and $45,950, respectively.
          Prior to the enactment of the Sarbanes-Oxley Act on July 30, 2002, the Company paid all of the premiums on the policies. There is uncertainty as to whether the payment of premiums on a split-dollar life insurance policy by a company would constitute a personal loan prohibited under the Sarbanes-Oxley Act. Due to this uncertainty, each of Messrs. Don Marsh and Butt has paid the premiums due subsequent to July 2002 on his respective split-dollar life insurance policy, and the Company has paid a bonus to each executive officer sufficient to cover the premium paid by such executive officer and the tax liability on the bonus. For Mr. David Marsh, the split-dollar life insurance arrangement was the same, during his active employment, as for Messrs. Don Marsh and Butt.
          In accordance with Mr. David Marsh’s employment agreement, the Company will continue to pay all premiums due on the split-dollar life insurance policy in effect on his life, and an additional amount to reimburse him for any taxes payable by him related thereto, at an estimated aggregate cost of approximately $130,209, for three years from his termination date (February 27, 2006), after which time the Company will distribute such policy to Mr. David Marsh without requiring him to repay any premiums paid by the Company.
Compensation of Directors
          Each member of the Board of Directors who was not an employee of the Company or any subsidiary or affiliated company in which the Company has a direct or indirect ownership interest (an “Outside Director”) receives an annual retainer of $30,000. The Chairman of each standing committee of the Board of Directors who is an Outside Director also receives an additional annual fee of $5,000 for serving in that capacity. In fiscal year 2006, fees and reimbursed expenses paid to Outside Directors for services in all capacities aggregated $260,537.
          Under the Outside Directors’ Stock Plan, each Outside Director has the opportunity to use all or any portion of the fees paid by the Company for services as a director to purchase, at market price, shares of Class B common stock in lieu of cash payment of such fees. In fiscal year 2006, Outside Directors acquired an aggregate of 7,805 shares of Class B common stock pursuant to the Outside Directors’ Stock Plan in lieu of cash payment of fees.
          Each Outside Director may, at the discretion of the Board of Directors, be granted options to purchase shares of common stock or awarded shares of restricted common stock pursuant to the 1999 Outside Directors’ Stock Option Plan approved by the shareholders at the 1999 Annual Meeting. No options or shares of restricted stock were granted in fiscal year 2006.

          A director who is not an Outside Director does not receive any fee for serving as a director, Chairman of the Board, or Chairman of any standing committee and is not eligible to receive grants of options or restricted stock under the 1999 Outside Directors’ Stock Option Plan or participate in the Outside Directors’ Stock Plan.
Compensation Committee Interlocks and Insider Participation
     Members of the Compensation Committee who served during the last completed fiscal year are Messrs. Huse, Blakley and Risk. None of these individuals has at any time been an officer or employee of the Company or any of its subsidiaries.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
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
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth as of July 26, 2006, the number of shares of the Company’s Class A common stock and the Company’s Class B common stock owned by:
•	any person (including any group) known by management to beneficially own more than 5% of the Company’s Class A common stock or the Company’s Class B common stock;

•	each of the Company’s directors and Named Executive Officers; and

•	all of the Company’s directors and executive officers as a group.
     Unless otherwise indicated in a footnote, each individual or group possesses sole voting and investment power with respect to the shares indicated as beneficially owned.
     Percentage of beneficial ownership is based on 3,734,927 shares of Class A common stock outstanding as of July 26, 2006 and 4,212,284 shares of Class B common stock outstanding as of July 26, 2006.

     Except as otherwise noted, the address of each person listed in the table is c/o Marsh Supermarkets, Inc., 9800 Crosspoint Boulevard, Indianapolis, Indiana 46256-3350.

	Class A Common Stock				Class B Common Stock
	No. of Shares				No. of Shares
Name and Address of Individual or	Beneficially		Percent		Beneficially		Percent
Identity of Group	Owned (1)		(1)		Owned (1)		(1)
Five Percent Shareholders

Don E. Marsh 9800 Crosspoint Blvd. Indianapolis, Indiana 46256-3350	785,678	(2)	19.4%		420,177	(2)	9.7%

American Financial Group, Inc. c/o James C. Kennedy One East Fourth Street Cincinnati, Ohio 45202	494,408	(3)	13.2	%(3)	135,607	(3)	3.2	%(3)

Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401 (5)	—	(4)	—	(4)	251,827	(4)	6.0	%(4)

Aegis Financial Corporation 1100 North Glebe Road Suite 1040 Arlington, Virginia 22201 (7)	—	(6)	—	(6)	265,117	(6)	6.4	%(6)

Donald Smith & Co., Inc. 152 West 57th Street New York, New York 10019 (9)	—	(8)	—	(8)	326,357	(8)	7.8	%(8)

National City Corp. 1900 East Ninth Street Cleveland, Ohio 44114 (11)	258,868	(10)	6.9	%(10)	—	(10)	—	(10)

Directors and Named Executive Officers
J. Michael Blakley	12,100	(12)	*		21,704	(12)	*
P. Lawrence Butt	146,583	(13)	3.8%		50,822	(13)	1.2%
Charles R. Clark	10,854	(14)	*		14,172	(14)	*
John J. Heidt	—		—		8,639		*
Stephen M. Huse	10,874	(15)	*		24,373	(15)	*
Catherine A. Langham	10,162	(16)	*		17,410	(16)	*
William L. Marsh	155,429	(17)	4.1%		88,268	(17)	2.1%
James K. Risk, III	12,225	(18)	*		19,551	(18)	*
K. Clay Smith	10,550	(19)	*		22,139	(19)	*
Charles Barnard, Jr.	26,620	(20)	*		12,108	(20)	*
Jack J. Bayt	48,854	(21)	1.3%		2,536		*
David A. Marsh	22,163		*		13,362		*
All current directors and executive officers as a group (15 people)	1,396,080	(22)	31.8%		751,821	(22)	16.6%

*	Less than one percent.

(1)	This table is based on information supplied by directors, executive officers and principal shareholders of the Company. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of a class of that person, shares of Class A common stock or Class B common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after July 26, 2006 are deemed outstanding with respect to that class, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

(2)	Includes 5,466 shares of Class A common stock and 5,483 shares of Class B common stock owned by members of his immediate family, 78,016 shares of Class A common stock and 59,194 shares of Class B common stock owned by two trusts with respect to which Don E. Marsh has a one-third remainder interest or is a co-trustee and shares voting and investment power, and 25,918 shares of Class A common stock and 28,031 shares of Class B common stock owned by other trusts with respect to which Don E. Marsh is a trustee or co-trustee. Also includes presently exercisable stock options to purchase 312,500 shares of Class A common stock and 128,000 shares of Class B common stock.

(3)	Based on information reported on a Schedule 13G/A filed with the Securities and Exchange Commission by American Financial Group, Inc. on February 14, 2006, and updated by the Form 4s filed by American Financial Group, Inc. on each of April 27, 2006, April 28, 2006, June 1, 2006, June 6, 2006, June 8, 2006, June 9, 2006, June 14, 2006 and June 29, 2006.

(4)	Based on information reported on a Schedule 13G/A filed with the Securities and Exchange Commission by Dimensional Fund Advisors Inc. (“Dimensional”) on February 6, 2006.

(5)	Dimensional is a registered investment adviser, furnishes investment advice to four investment companies registered under the Investment Advisors Act of 1940 and serves as investment manager to certain other commingled group trusts and separate accounts. In its role as an investment adviser or manager, Dimensional has investment and/or voting power over the shares reported as beneficially owned.

(6)	Based on information reported on a Schedule 13G/A filed with the Securities and Exchange Commission by Aegis Financial Corporation (“Aegis”) on February 14, 2006.

(7)	Aegis has sole voting and dispositive power over 265,117 shares of Class B common stock. Additionally, the following individuals have shared voting and dispositive power and/or sole voting and dispositive power over shares of Class B common stock: William S. Berno, 265,117 shared; Paul Gambal, 100 sole and 265,117 shared; and Scott L. Barbee, 265,117 shared.

(8)	Based on information reported on a Schedule 13G filed with the Securities and Exchange Commission by Donald Smith & Co., Inc. (“Donald Smith”) on February 14, 2006.

(9)	Donald Smith serves as an investment adviser and has investment and/or voting power over the shares reported as beneficially owned.

(10)	Based on information reported on a Schedule 13G filed with the Securities and Exchange Commission by National City Corp. (“National City”) on February 14, 2006.

(11)	National City serves as a registered investment adviser and has voting power over the shares reported as beneficially owned.

(12)	Includes presently exercisable options to purchase 10,000 shares of Class A common stock and 12,000 shares of Class B common stock.

(13)	Includes presently exercisable options to purchase 80,000 shares of Class A common stock and 42,200 shares of Class B common stock.

(14)	Includes 48 shares of Class A common stock held in a joint account with Mr. Clark’s spouse and 125 shares of Class B common stock owned by Mr. Clark’s spouse and presently exercisable options to purchase 10,000 shares of Class A common stock and 12,000 shares of Class B common stock.

(15)	Includes 93 shares of Class A common stock and 93 shares of Class B common stock owned by a corporation in which Mr. Huse has an ownership interest and presently exercisable options to purchase 10,000 shares of Class A common stock and 12,000 shares of Class B common stock.

(16)	Includes presently exercisable options to purchase 10,000 shares of Class A common stock and 12,000 shares of Class B common stock.

(17)	Includes 1,399 shares of Class A common stock and 3,083 shares of Class B common stock owned by Mr. William L. Marsh’s spouse and 78,016 shares of Class A common stock and 59,194 shares of Class B common stock owned by two trusts with respect to which William L. Marsh has a one-third remainder interest or is a co-trustee and shares voting and investment power. Also includes presently exercisable options to purchase 43,750 shares of Class A common stock and 24,600 shares of Class B common stock.

(18)	Includes presently exercisable options to purchase 10,000 shares of Class A common stock and 12,000 shares of Class B common stock.

(19)	Includes presently exercisable options to purchase 10,000 shares of Class A common stock and 12,000 shares of Class B common stock.

(20)	Includes presently exercisable options to purchase 23,500 shares of Class A common stock and 8,100 shares of Class B common stock.

(21)	Includes presently exercisable options to purchase 20,000 shares of Class A common stock and 13,035 shares of Class A common stock held by Mr. Bayt’s spouse.

(22)	Includes presently exercisable options to purchase 650,750 shares of Class A common stock and 319,300 shares of Class B common stock.
          In addition, as previously disclosed by the Company, the Company is a party to an Agreement and Plan of Merger, dated as of May 2, 2006, with MSH Supermarkets Holding Corp. (“MSH Supermarkets”) and MS Operations, Inc., a wholly owned subsidiary of MSH Supermarkets (“MS Operations”), pursuant to which, if consummated, MS Operations will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of MSH Supermarkets, and the holders of the Company’s Class A common stock and Class B common stock will receive $11.125 per share in cash.
Item 13. Certain Relationships and Related Transactions.
          During fiscal year 2006, Jack J. Bayt, an executive officer of the Company, had a 30% ownership interest in A-1 Classic Rental, an equipment rental company, from which the Company or one of its subsidiaries rented approximately $411,722 of chairs, tables, linens, tableware and supplies upon terms which the Company believes were no less favorable than it could have obtained from unaffiliated third parties. Mr. Bayt also has a 25% ownership interest in Evergreen, LLC, which owns real estate that a subsidiary of the Company leased during fiscal year 2006 for an annual rental of $216,000. The Company believes that the terms of the lease are no less favorable than it could have obtained from an unaffiliated third party for comparable real estate.
          As previously reported, during fiscal year 2006, the Company entered into an agreement with C. Alan Marsh (“Marsh”), brother of Don E. Marsh and William L. Marsh and uncle of David A. Marsh, former President and Chief Operating Officer of the Company, to settle a lawsuit filed by Marsh against the Company alleging breach of contract and civil conversion and the counterclaim and crossclaim filed by the Company against Marsh and Watson-Wyatt & Company, respectively (the “Settlement Agreement”). Under the terms of the Settlement Agreement, which became effective April 13, 2005, the parties agreed to release each other from all claims arising out of or relating to the allegations of the lawsuit, and the Company agreed to pay Marsh the greater of $985,785 or the cash surrender value of the two split-dollar life insurance policies identified in the lawsuit, to reimburse Marsh for $553,733 of federal income taxes he would incur as a result of the Company’s payment to him and to reimburse Marsh for the actual amount of his attorney’s fees up to $50,000. The Settlement Agreement further provides that the Company does not have to repay a loan it had taken against the split-dollar policies in the amount of $143,209, as of March 31, 2004, plus interest since that date, and Marsh does not have to repay the Company for $533,652 in premiums it had paid on the two policies of split-dollar insurance. The Audit Committee, which is comprised of three independent directors, approved the terms of the Settlement Agreement.
          During fiscal years 2004, 2005 and 2006, the Company employed: (1) Jodi D. Marsh, former spouse of David A. Marsh and daughter-in-law of Don E. Marsh, as Vice President-Community Relations at a base salary and cash bonus of $160,000 and $0, and $163,077 and $0, and $157,404 and $0, respectively; (2) William L. Marsh, Jr., nephew of Don E. Marsh and son of William L. Marsh, as Market Analyst at a base salary and cash bonus of $78,420 and $1,000, and $82,558 and $0, and $83,250 and $1,000, respectively; (3) Rachele Marsh, spouse of William L. Marsh, as Vice President-Computers at a base salary and bonus of $83,126 and $2,000, and $91,731 and $0, and $97,692 and $0, respectively; (4) Arthur A. Marsh, son of Don E. Marsh, brother of David A. Marsh, nephew of William L. Marsh and son-in-law of Stephen M. Huse, a director, as Executive Vice President-Acquisitions and Mergers and Assistant to the Chairman of the Board at a base salary and cash bonus of $350,000 and $0; and $356,731 and $0, and $327,846 and $0, respectively; (5) Don Marsh Jr., son of Don E. Marsh, brother of David A. Marsh and nephew of William L. Marsh, as Vice President – Specialty Procurement and President, Floral Fashions division, at a base salary and bonus of $160,000 and $0, and $163,077 and $0, and $152,000 and $0, respectively; (6) Joseph R. Heerens, son-in-law of Don E. Marsh, as Senior Vice President-Governmental Affairs, Vice President, Assistant Secretary and Assistant Counsel at a base salary and cash bonus of $175,000 and $0, and $178,365 and $0, and $165,615 and $0, respectively; (7) Demetrio Bayt, brother of Jack J. Bayt, President of Crystal Foods Services, as President of Crystal Catering division, at a base salary and cash bonus of $240,000 and $75,000, and $244,615 and $146,500, and $240,000 and $164,000, respectively; (8) Antonia Zunarelli, sister of Jack J. Bayt, as Sales and Facility Manager at a base salary and cash bonus of $72,923 and $23,500, and $75,423 and $20,000, and $74,000 and $28,000, respectively; and (9) David Page, father-in-law of Jack J. Bayt, as President of Primo Catering division, at a base salary and cash bonus of $81,937 and $0, and $86,635 and $0, and $85,000 and $0, respectively. In addition, Kevin Barnard, son of Charles Barnard, is employed by the Company as a store manager and received $63,005 in compensation from the Company in fiscal year 2006. Each of the foregoing persons also received customary benefits during his or her active employment with the Company.
          Ms. Jodi Marsh’s employment with the Company was terminated as of March 2, 2006. The Company terminated the employment of Messrs. Arthur Marsh, Don Marsh, Jr. and Joseph Heerens as of February 27, 2006.
          The Company’s Articles of Incorporation and the Indemnification Agreements between the Company and each of its directors and certain executive officers obligate the Company to indemnify its officers and directors to the fullest extent permitted by Indiana law, provided that their conduct complied with certain requirements. The Company is obligated to advance defense costs to its officers and directors, subject to the individual’s obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, the Company’s indemnity obligation can, under certain circumstances, include indemnifiable judgments, penalties, fines and amounts paid in settlement in connection with those actions. As part of this obligation, the Company may advance legal fees relating to the representation of its directors and former President who have been named as defendants in a purported shareholder class and derivative action lawsuit filed on June 27, 2006, in the Marion Superior Court, Marion County, Indiana.

Item 14. Principal Accountant Fees and Services.
Independent Registered Public Accounting Firm Fee Information
     The following table presents fees for audit, audit-related, tax and other services rendered by Ernst & Young LLP, the Company’s independent registered public accounting firm, for the fiscal years ended April 1, 2006 and April 2, 2005.

Type of Fees	2006	2005

Audit Fees(1)	$489,120	$390,865
Audit-Related Fees(2)	12,500	32,990
Tax Fees	0	0
All Other Fees(3)	176,350	351,831

Total Fees	$677,970	$775,686

(1)	Audit fees include fees associated with the audits of the Company’s annual consolidated financial statements and reviews of our quarterly financial statements.

(2)	Audit-related fees primarily include fees for pension and statutory audits, accounting consultations, and reviews in connection with the filings with the Securities and Exchange Commission.

(3)	All other fees include tax accounting methods for property, equipment and inventory, executive tax return preparation, assistance with federal audit, federal tax planning, miscellaneous tax consulting and response to Internal Revenue Service.
Pre-Approval of Audit and Non-Audit Fees
     Rules promulgated by the Securities and Exchange Commission pursuant to Section 202 of the Sarbanes-Oxley Act of 2002 require the Audit Committee to pre-approve audit and non-audit services provided by the Company’s independent registered public accounting firm. The rules became effective on May 6, 2003, and since that date all services provided by the Company’s independent registered public accounting firm have been subject to pre-approval by the Audit Committee.
     Consistent with the Section 202 rules and other Securities and Exchange Commission rules on auditor independence, the Audit Committee has adopted an Audit Committee Pre-Approval Policy. The policy prohibits the independent registered public accounting firm from performing certain non-audit services and any services that have not been approved by the Audit Committee consistent with the Section 202 rules. The policy establishes procedures to ensure that proposed services are brought before the Audit Committee for consideration and, if determined by the Committee to be consistent with the registered public accounting firm’s independence, approved prior to initiation, and to ensure that the Audit Committee has adequate information to assess the types of services being performed and fee amounts on an ongoing basis. The policy allows delegation of pre-approval responsibility to one or more members of the Committee, within certain financial guidelines, along with a requirement that amounts approved by the members must be presented to the full Committee within three business days.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) (3)	Exhibits

The following exhibits are being filed herewith:

	Exhibit 31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 31, 2006	MARSH SUPERMARKETS, INC.
	By:	/s/ P. Lawrence Butt
		Name:	P. Lawrence Butt
		Title:	Senior Vice President, Counsel and Secretary

EXHIBIT INDEX

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.