Form 10-Q
period 2006-06-24
MARSH SUPERMARKETS INC
filed 2006-08-08
CIK 62737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2006
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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.       Large accelerated filer ☐     Accelerated filer      ☐ Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐      No ☒
Number of shares outstanding of each class of the registrant’s common stock as of July 26, 2006:

Class A Common Stock	3,734,927 shares
Class B Common Stock	4,212,284 shares

7,947,211 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	12 Weeks Ended
	June 24,	June 25,
	2006	2005

Sales and other revenues	$400,714	$409,780
Gains from sales of property	928	—

Total revenues	401,642	409,780
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	284,336	287,354

Gross profit	117,306	122,426
Selling, general and administrative	104,031	111,065
Depreciation	6,043	5,972
Restructuring costs	134	—

Operating income	7,098	5,389
Interest	5,375	4,447
Other non-operating income	—	(119)

Income before income taxes	1,723	1,061
Income taxes	546	387

Net income	$1,177	$674

Earnings per common share:
Basic	$.15	$.09
Diluted	.15	.08

Dividends declared per share	$—	$.13

Basic weighted average shares outstanding	7,920	7,897
Diluted weighted average shares outstanding	7,959	8,004
See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 24,	April 1,	June 25,
	2006	2006	2005
	(Unaudited)	(Note A)	(Unaudited)
Assets
Current assets:
Cash and equivalents	$26,717	$28,997	$46,305
Accounts and notes receivable, net	19,666	18,808	22,941
Inventories	130,303	127,970	135,612
Prepaid expenses	4,068	5,421	4,869
Assets held for sale	—	3,957	—
Recoverable income taxes	2,152	2,846	1,226

Total current assets	182,906	187,999	210,953
Property and equipment, less allowances for depreciation	293,286	298,625	316,343
Other assets	33,272	33,347	50,529

Total Assets	$509,464	$519,971	$577,825

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$70,710	$68,601	$83,639
Accrued liabilities	67,511	70,753	48,322
Current maturities of long-term liabilities	4,678	4,626	78,937

Total current liabilities	142,899	143,980	210,898

Long-term liabilities:
Long-term debt	178,778	189,930	132,579
Capital lease and financing obligations	43,322	43,704	26,921
Pension and post-retirement benefits	26,626	26,088	53,649
Other long-term liabilities	9,197	11,317	—

Total long-term liabilities	257,923	271,039	213,149

Deferred items:
Income taxes	—	—	8,380
Gains from sale/leasebacks	14,888	15,173	16,196
Other	6,788	4,360	5,292

Total deferred items	21,676	19,533	29,868

Shareholders’ Equity:
Common stock, Classes A and B	26,706	26,661	26,699
Retained earnings	89,773	88,596	130,520
Treasury stock, at cost	(15,616)	(15,915)	(15,876)
Deferred cost restricted stock	—	(26)	(120)
Notes receivable stock purchases	(11)	(11)	(11)
Accumulated other comprehensive loss	(13,886)	(13,886)	(17,302)

Total shareholders’ equity	86,966	85,419	123,910

Total Liabilities and Shareholders’ Equity	$509,464	$519,971	$577,825

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	12 Weeks Ended
	June 24,	June 25,
	2006	2005

Operating activities
Net income	$1,177	$674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,043	5,972
Changes in operating assets and liabilities	(2,558)	(1,892)
Other operating activities	9	267

Net cash provided by operating activities	4,671	5,021

Investing activities
Net (acquisition) disposition of property, equipment and land	4,187	(14,503)

Net cash provided by (used for) investing activities	4,187	(14,503)

Financing activities
Proceeds of long-term borrowings	34,276	55,000
Payments of long-term debt and capital leases	(45,758)	(25,487)
Cash dividends paid	—	(1,038)
Purchase of common shares for treasury	—	(466)
Other financing activities	344	414

Net cash provided by (used for) financing activities	(11,138)	28,423
Net increase (decrease) in cash and equivalents	(2,280)	18,941
Cash and equivalents at beginning of period	28,997	27,364

Cash and equivalents at end of period	$26,717	$46,305

See notes to condensed consolidated financial statements.

MARSH SUPERMARKETS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share amounts, or as otherwise noted)
Note A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Marsh Supermarkets, Inc. and subsidiaries (the “Company”) were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. This report should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended April 1, 2006. The balance sheet at April 1, 2006, has been derived from the audited financial statements at that date.
The Company’s fiscal year ends on Saturday of the thirteenth week of each calendar year. All references herein to “2007” and “2006” relate to the fiscal years ending March 31, 2007, and April 1, 2006, respectively.
The condensed consolidated financial statements for the twelve-week periods ended June 24, 2006 and June 25, 2005, respectively, were not audited by an independent registered public accounting firm. Preparation of the financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses for the reporting periods. In the opinion of management, the statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly, on a consolidated basis, the financial position, results of operations and cash flows for the periods presented.
Operating results for the twelve-week period ended June 24, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2007.
Certain reclassifications have been made to the prior period to conform to the current presentation.
Note B — Recent Accounting Pronouncements
On April 2, 2006, the Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment”, using the modified prospective transition method. Prior to April 2, 2006, the Company used the intrinsic value method provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations to account for stock based compensation. The provisions of SFAS 123(R) require that share based transactions be recognized in the financial statements at fair value, with fair value usually determined by using a valuation model. Prior to the adoption, the Company was not required to recognize costs in the financial statements, but was required to disclose the pro forma effect in a footnote to the financial statements. Results for prior periods have not been restated. The adoption had no effect on the Company’s financial position or results of operations as there were no unvested stock options at the adoption date. Also, during the quarter ended June 24, 2006, there were no grants of stock based awards that would require the recognition of expense. See Note J for a summary of the pro forma fair value recognition provisions of SFAS 123(R) for the first quarter of 2006.
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on April 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact on its financial statements of adopting FIN 48.

Note C — Notes Receivable
Notes receivable, including interest, related to the sales of real estate were $4.6 million at June 24, 2006, and at April 1, 2006. Of those notes receivable, past due notes, reported in other assets, were $3.9 million at both June 24, 2006 and April 1, 2006.
Note D — Assets Held for Sale
At April 1, 2006, the Company’s aircraft, having a net book value of $4.0 million, was classified in current assets in the consolidated balance sheets as assets held for sale. On May 11, 2006, the Company sold the aircraft for $4.4 million.
Note E — Restructuring Reserves
During 2006, the Company closed two supermarkets, six convenience stores and its Trios restaurant. The Company also abandoned its plans to further develop a new prototype restaurant, recorded charges related to the abandonment of certain other leased equipment and announced a reduction in force at its headquarters.
Restructuring reserves related to those activities were $14.5 million at April 1, 2006, and $13.5 million at June 24, 2006, as follows:

	Liability at		Interest and	Liability at
	April 1, 2006	Payments	adjustments	June 24, 2006

Leased real estate	$5,084	$(182)	$139	$5,041
Leased equipment	2,408	(357)	(5)	2,046
Personnel related costs	6,829	(437)	—	6,392
Other	135	(97)	—	38

Total restructuring reserves	$14,456	$(1,073)	$134	$13,517

Note F — Earnings Per Share
The following table sets forth the computation of the numerators and denominators used in the computation of basic and diluted earnings per share:

	12 Weeks Ended
	June 24,	June 25,
	2006	2005

Net income	$1,177	$674

Weighted average shares outstanding	7,926	7,913
Non-vested restricted shares	(6)	(16)

Denominator for basic earnings per share	7,920	7,897
Effect of dilutive securities:
Non-vested restricted shares	6	16
Stock options	33	91

Denominator for diluted earnings per share - adjusted weighted average shares	7,959	8,004

Note G — Employee Benefit Plans
 The components of net periodic benefit cost were as follows:

	Pension		Post-retirement
	June 24,	June 25,	June 24,	June 25,
	2006	2005	2006	2005

Service cost	$—	$280	$131	$123
Interest cost	782	1,077	89	60
Expected return on plan assets	(703)	(718)	—	—
Recognized actuarial loss	263	399	—	13
Amortization of prior service cost	—	85	(11)	(11)

Benefit cost	$342	$1,123	$209	$185

Note H — Long-Term Debt
At June 24, 2006, the Company had a revolving credit facility that permitted total borrowings of $95.0 million and matures in November 2010. At June 24, 2006, the Company had borrowings under the facility of $24.1 million and unused capacity under the facility, net of $10.9 million of outstanding letters of credit, was $60.0 million.
As of June 24, 2006, the Company’s consolidated fixed charge coverage ratio, as defined by the Indenture governing its 8 7/8% senior subordinated notes, was below the minimum ratio required. As a result, the Company’s permitted indebtedness is limited to all debt existing at January 7, 2006, plus the full capacity under its revolving credit facility. The Company is also prohibited from purchasing its stock and is limited to quarterly dividend payments of $1.0 million. The Company expects it will continue below the minimum ratio required until the earlier of the end of the fourth quarter of fiscal 2007 or upon refinancing of the 8 7/8% senior subordinated notes. The Company believes the restrictions will not adversely impact any of its planned business activities during the restriction period.
Note I — Long-Term Debt and Guarantor Subsidiaries
Other than three minor subsidiaries, all of the Company’s subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed on a joint and several basis the Company’s obligations under its 8 7/8% senior subordinated notes. The Guarantors are wholly owned subsidiaries of the Company.
Statement of operations for the 12 weeks ended June 24, 2006:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total

Total revenues	$1,408	$401,642	$(1,408)	$401,642
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	284,336	—	284,336

Gross profit	1,408	117,306	(1,408)	117,306
Selling, general and administrative	628	104,811	(1,408)	104,031
Depreciation	379	5,664	—	6,043
Restructuring costs	—	134	—	134

Operating income	401	6,697	—	7,098
Interest	629	4,746	—	5,375

Income (loss) before income taxes	(228)	1,951	—	1,723
Income taxes (benefit)	(80)	626	—	546

Net income (loss)	$(148)	$1,325	$—	$1,177

Statement of operations for the 12 weeks ended June 25, 2005:

		Guarantor	Consolidating
	Parent	subsidiaries	entries	Total

Total revenues	$1,305	$409,780	$(1,305)	$409,780
Cost of merchandise sold, including warehousing and transportation, excluding depreciation	—	287,354	—	287,354

Gross profit	1,305	122,426	(1,305)	122,426
Selling, general and administrative	771	111,599	(1,305)	111,065
Depreciation	378	5,594	—	5,972

Operating income	156	5,233	—	5,389
Interest and debt expense	449	3,998	—	4,447
Other non-operating income	(119)	—	—	(119)

Income (loss) before income taxes	(174)	1,235	—	1,061
Income taxes (benefit)	(62)	449	—	387

Net income (loss)	$(112)	$786	$—	$674

Balance sheet as of June 24, 2006:

		Guarantor
	Parent	subsidiaries	Total

Assets
Current assets:
Cash and equivalents	$—	$26,717	$26,717
Accounts and notes receivable, net	—	19,666	19,666
Inventories	—	130,303	130,303
Prepaid expenses	—	4,068	4,068
Recoverable income taxes	2,152	—	2,152

Total current assets	2,152	180,754	182,906
Property and equipment, less allowances for depreciation	36,316	256,970	293,286
Other assets	2,067	31,205	33,272

Total Assets	$40,535	$468,929	$509,464

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$70,710	$70,710
Accrued liabilities	10,781	56,730	67,511
Current maturities of long-term liabilities	1,971	2,707	4,678

Total current liabilities	12,752	130,147	142,899

Long-term liabilities:
Long-term debt	108,170	70,608	178,778
Capital lease and financing obligations	—	43,322	43,322
Pension and post-retirement benefits	19,903	6,723	26,626
Other long-term liabilities	—	9,197	9,197

Total long-term liabilities	128,073	129,850	257,923

Deferred items:
Gains from sale/leasebacks	1,978	12,910	14,888
Other	—	6,788	6,788

Total deferred items	1,978	19,698	21,676

Amounts due parent from subsidiaries	(88,577)	88,577	—

Shareholders’ Equity:
Common stock, Classes A and B	26,706	—	26,706
Retained earnings	(10,884)	100,657	89,773
Treasury stock, at cost	(15,616)	—	(15,616)
Notes receivable stock purchases	(11)	—	(11)
Accumulated other comprehensive loss	(13,886)	—	(13,886)

Total shareholders’ equity	(13,691)	100,657	86,966

Total Liabilities and Shareholders’ Equity	$40,535	$468,929	$509,464

Balance sheet as of April 1, 2006:

		Guarantor
	Parent	subsidiaries	Total

Assets
Current assets:
Cash and equivalents	$—	$28,997	$28,997
Accounts and notes receivable, net	—	18,808	18,808
Inventories	—	127,970	127,970
Prepaid expenses	—	5,421	5,421
Assets held for sale	—	3,957	3,957
Recoverable income taxes	2,846	—	2,846

Total current assets	2,846	185,153	187,999
Property and equipment, less allowances for depreciation	36,668	261,957	298,625
Other assets	3,134	30,213	33,347

Total Assets	$42,648	$477,323	$519,971

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$68,601	$68,601
Accrued liabilities	8,730	62,023	70,753
Current maturities of long-term liabilities	1,938	2,688	4,626

Total current liabilities	10,668	133,312	143,980

Long-term liabilities:
Long-term debt	108,650	81,280	189,930
Capital lease and financing obligations	—	43,704	43,704
Pension and post-retirement benefits	19,539	6,549	26,088
Other long-term liabilities	—	11,317	11,317

Total long-term liabilities	128,189	142,850	271,039
Deferred items:
Gains from sale/leasebacks	2,012	13,161	15,173
Other	—	4,360	4,360

Total deferred items	2,012	17,521	19,533

Amounts due parent from subsidiaries	(99,930)	99,930	—

Shareholders’ Equity:
Common stock, Classes A and B	26,661	—	26,661
Retained earnings	4,886	83,710	88,596
Treasury stock, at cost	(15,915)	—	(15,915)
Deferred cost restricted stock	(26)	—	(26)
Notes receivable stock purchases	(11)	—	(11)
Accumulated other comprehensive loss	(13,886)	—	(13,886)

Total shareholders’ equity	1,709	83,710	85,419

Total Liabilities and Shareholders’ Equity	$42,648	$477,323	$519,971

Statement of cash flows for the 12 weeks ended June 24, 2006:

		Guarantor
	Parent	subsidiaries	Total

Net cash provided by operating activities	$130	$4,541	$4,671
Net cash provided by (used for) investing activities	(27)	4,214	4,187
Financing activities:
Proceeds of long-term borrowings	—	34,276	34,276
Repayments of long-term debt and capital leases	(447)	(45,311)	(45,758)
Other financing activities	344	—	344

Net cash used for financing activities	(103)	(11,035)	(11,138)

Net decrease in cash and equivalents	—	(2,280)	(2,280)
Cash and equivalents at beginning of period	—	28,977	28,997

Cash and equivalents at end of period	$—	$26,717	$26,717

Statement of cash flows for the 12 weeks ended June 25, 2005:

		Guarantor
	Parent	subsidiaries	Total

Net cash provided by operating activities	$1,501	$3,520	$5,021
Net cash used for investing activities	(10)	(14,493)	(14,503)
Financing activities:
Proceeds of long-term borrowings	—	55,000	55,000
Repayments of long-term debt and capital leases	(401)	(25,086)	(25,487)
Cash dividends paid	(1,038)	—	(1,038)
Purchase of common shares for treasury	(466)	—	(466)
Other financing activities	414	—	414

Net cash provided by (used for) financing activities	(1,491)	29,914	28,423

Net increase in cash and equivalents	—	18,941	18,941
Cash and equivalents at beginning of period	—	27,364	27,364

Cash and equivalents at end of period	$—	$46,305	$46,305

Note J — Stock Option Plans
In the first quarter of fiscal year 2006, the Company’s stock option plans were accounted for under the intrinsic value method of APB Opinion No. 25 and related interpretations. Under the intrinsic value method, since the price of options granted under the plans was equal to the market price of the underlying stock on the grant date, no stock-based compensation cost was recognized. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the twelve weeks ended June 25, 2005:

Net income, as reported	$674
Compensation expense recorded	10
Compensation expense using the fair value method, net of tax	(22)

Pro-forma net income	$662

Reported earnings per share:
Basic	$.09
Diluted	.08

Pro-forma earnings per share:
Basic	.08
Diluted	.08
Note K — Contingencies
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
On May 2, 2006, the Board of Directors of the Company approved and adopted an agreement and plan of merger with MSH Supermarkets and MS Operations, Inc. (“Sub”), a subsidiary of MSH Supermarkets, which is an affiliate of Sun Capital Partners Group IV, Inc., a private investment firm. Pursuant to the merger agreement, each outstanding share of the Company’s Class A common stock and Class B common stock will be converted to cash at $11.125 per share, and each stock option will be converted to cash at the excess of $11.125 over the exercise price. Subsequent to entering into the merger agreement, the Company received an unsolicited indication of interest from Cardinal Paragon, Inc. (“Cardinal”) and Drawbridge Special Opportunities Advisors LLC (“Drawbridge”) to acquire the Company for $13.625 per share subject to certain conditions.
On June 16, 2006, the Company filed a complaint in the Hamilton Superior Court, Hamilton County, Indiana, naming MSH Supermarkets, Sub, Cardinal and Drawbridge as defendants. MSH Supermarkets and Sub are affiliates of Sun Capital. The complaint asked for a declaratory judgment clarifying the Company’s rights and responsibilities under the merger agreement with MSH Supermarkets entered into on May 2, 2006. Specifically, the Company asked for a determination of whether the provisions of the merger agreement requiring the Company not to waive or fail to enforce the standstill provisions in the confidentiality agreement executed by Cardinal prevent the Company from negotiating with Cardinal and Drawbridge or whether the merger agreement permits the Company to consider the communication from Cardinal and Drawbridge regarding a competing transaction if the Company’s board of directors determines that it is reasonably likely to be a “Superior Proposal.” The Company also requested an injunction that, depending upon how the Court resolved the declaratory issue, either (a) compels Cardinal and Drawbridge to withdraw their indications of interest and prohibits them from violating the terms of the confidentiality agreement entered into by Cardinal, or (b) prohibits MSH Supermarkets from terminating the merger agreement based on the Company’s taking any actions the Court declares it may take. Finally, the Company requested that, regardless of what other relief the Court may order, the Court (a) declare that Marsh’s filing of the lawsuit and requesting a judicial resolution of the controversy is not a breach of the merger agreement, and (b) an injunction prohibiting MSH Supermarkets from taking any action to terminate the merger agreement on that basis.
On June 26, 2006, MSH Supermarkets and Sub filed an answer to the Company’s declaratory judgment complaint in which they requested a declaratory judgment prohibiting the Company from allowing Cardinal and Drawbridge to pursue a transaction with the Company without the consent of MSH Supermarkets and injunctions compelling Cardinal and Drawbridge to withdraw their indications of interest and prohibiting Cardinal and Drawbridge from violating the Cardinal confidentiality agreement. In addition, MSH Supermarkets and Sub asserted a counterclaim against the Company for unspecified compensatory damages for breaching the merger agreement. In their counterclaim, MSH Supermarkets and Sub also sought (a) a declaratory judgment that the merger agreement precludes the Company from directly or indirectly allowing Cardinal and Drawbridge to pursue an acquisition of the Company and that the Company has breached the merger agreement by failing to enforce the confidentiality agreement entered into by Cardinal and (b) an injunction compelling the Company to enforce the confidentiality agreement. MSH Supermarkets also alleged cross-claims against Cardinal and Drawbridge seeking unspecified compensatory damages for tortious interference with a contractual relationship and for a breach of the confidentiality agreement entered into by Cardinal.
On July 24 and 25, 2006, the Court conducted a trial of the claims asserted in the Company’s complaint and the corresponding claims of MSH Supermarkets, Sub, Cardinal and Drawbridge for declaratory judgment and relief. The Court deferred taking any action concerning the counterclaims of Cardinal and Drawbridge for damages. At the outset of the trial, MSH Supermarkets and Sub voluntarily dismissed, without prejudice, their counterclaim against the Company alleging that the filing of the lawsuit was a breach of the merger agreement. On August 2, 2006, the Court entered an order and judgment holding that the Company may not pursue the indication of interest from Cardinal and Drawbridge under any circumstances without violating the terms of the merger agreement. The Court did not grant any requested injunctions. Cardinal and Drawbridge have filed a motion requesting the Court to certify its order and judgment for interlocutory appeal.
On June 27, 2006, a purported shareholder class and derivative action lawsuit was filed in the Marion Superior Court, Marion County, Indiana, naming the Company’s directors, the Company’s former President and Sun Capital Partners, Inc. (“Sun”) as defendants. This lawsuit is entitled Irene Kasmer, on Behalf of Herself and All Others Similarly Situated and Derivatively on Behalf of Marsh Supermarkets, Inc. vs. Don E. Marsh, William L. Marsh, David A. Marsh, P. Lawrence Butt, Charles R. Clark, James K. Risk, III, Stephen M. Huse, J. Michael Blakley, K. Clay Smith, Catherine A. Langham, John J. Heidt, Sun Capital Partners, Inc. and Marsh Supermarkets, Inc. The complaint, purportedly filed on behalf of both the Company and a putative class of its shareholders, alleges, among other things, that the individual defendants breached their fiduciary duties to the Company and its shareholders, abused their ability to control and influence the Company, grossly mismanaged the Company and were unjustly enriched, each of which caused the Company and its shareholders to suffer damages. The plaintiff alleges that Sun aided and abetted the foregoing acts and transactions. The complaint seeks the following relief: (1) a declaration that the lawsuit is properly maintainable as a class action and certification of the plaintiff as a class representative; (2) a declaration that the individual defendants have breached and are breaching their fiduciary and other duties to plaintiff and the other members of the putative class of shareholders; (3) a declaration that the proposed transaction with MSH Supermarkets is null and void; (4) an injunction prohibiting the Company and its directors from proceeding with, consummating or closing the proposed transaction with MSH Supermarkets; (5) an injunction requiring the individual defendants to explore third-party interest from other potential acquirers and obtain the highest offer to acquire the Company; (6) an order rescinding and setting aside the proposed transaction with MSH Supermarkets in the event that it is consummated; (7) undisclosed compensatory damages and interest; (8) an award of costs and disbursements, including reasonable attorneys’ and experts’ fees; and (9) such other and further relief as the court may deem just and proper. On August 2, 2006, the lawsuit was moved to the United States District Court for the Southern District of Indiana. On August 3, the Company filed a motion to dismiss the complaint on the grounds that (1) the claims challenging the proposed merger are not ripe and are barred by Indiana corporate law, (2) the state law fraud claims are preempted by federal law, and (3) for her derivative claims purportedly brought on behalf of the Company, the plaintiff has failed to comply with applicable requirements under Indiana law. Although the derivative claims in the lawsuit are brought nominally on behalf of the Company, the Company expects to incur defense costs and other expenses in connection with the lawsuit. In addition, the Company is obligated to indemnify its directors and officers who are named as individual defendants, provided that certain conditions are satisfied. At this time, the Company is unable to determine how the various claims asserted in this action may affect its results of operation or financial condition, or the impending merger with MSH Supermarkets and Sub.
The Company is involved in other litigation from time to time in the normal course of business. The Company is not aware of any contingencies that would have a material adverse impact on its financial position or results of operations.
Note L — Subsequent Event
On July 6, 2006, the Company announced that the lease with respect to the Company’s Marsh supermarket located in Naperville, Illinois was terminated, pursuant to a lease termination agreement (the “Termination Agreement”) between Marsh Supermarkets of Illinois, Inc., a wholly owned subsidiary of the Company, and Kite Realty Naperville, LLC (“Kite”). The Company closed the Naperville store on July 22, 2006. Under the Termination Agreement, the Company will pay Kite a lease termination fee of $5.0 million, of which $2.5 million was payable immediately and $2.5 million will be payable without interest over two years in equal monthly installments under a promissory note granted by Marsh Supermarkets of Illinois, Inc. to Kite on June 30, 2006. The Company has guaranteed payment of the promissory note. In connection with the closing of the Naperville store, the Company expects to incur accounting charges of approximately $5.0 million in the second quarter of the current fiscal year. The total charges include (1) an estimated $1.5 million related to the real estate lease commitment; (2) an estimated $3.1 million related to equipment lease commitments; and (3) an estimated $0.4 million related to employee severance and relocation. The total cash expenditures in connection with the lease termination and store closing are expected to be approximately $8.3 million, which is net of anticipated proceeds of $1.4 million from the sale of equipment. The amounts of those charges and cash expenditures are preliminary and are subject to change pending, among other factors, the outcome of negotiations with third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
At June 24, 2006, Marsh Supermarkets, Inc. (the “Company” or “Marsh”) operated, through wholly-owned subsidiaries, 117 supermarkets under the Marsh, LoBill Foods, O’Malia Food Markets, and Arthur’s Fresh Market banners, and 154 Village Pantry convenience stores in central Indiana, Illinois and western Ohio. Marsh also owns and operates Crystal Food Services, which provides upscale and mid-scale catering, vending, concessions, coffee roasting and distribution, and business cafeteria management services; and McNamara, which operates six upscale retail floral shops.
The Company’s fiscal year ends on Saturday of the thirteenth week of each calendar year. All references to “2007” and “2006” relate to the fiscal years ended March 31, 2007, and April 1, 2006, respectively.
Business Overview
Revenues from supermarket operations represented 74.0% of total revenues for the twelve-week period ended June 24, 2006, while convenience stores and food services contributed 21.0% and 3.8% of revenues, respectively. Revenues from supermarkets, convenience stores and food services were 77.2%, 17.9% and 3.7%, respectively, of total revenues for the twelve-week period ended June 25, 2005. The Company’s major supermarket competitors are Wal-Mart Stores, Inc., The Kroger Co., and Meijer, Inc.
Market Trends
The Company’s efforts to increase revenues, operating income and cash flows continue to be affected by competitive store openings and remodels. At June 24, 2006, there were 11 major competitors’ stores opened or remodeled within the last 12 months, compared to 13 stores at June 25, 2005. The Company expects that new stores will continue to be opened in its market area. According to U.S. Department of Labor statistics, employment in the six largest cities in central Indiana increased 1.3% from May 2005 to May 2006.
The Company’s ability to increase gross profit rates continues to be a challenge due to competitors’ pricing and promotional activity. Also, the significant oil commodity price increases of the past year have resulted in both higher prices for petroleum based packaging and higher delivery costs, putting additional pressure on gross profit rates.
Management Focus/Potential Sale of the Company
Given the continued decline in same store sales, the slow maturation of new stores opened the past five years, upward pressures on selling and general expenses, and limited operating cash flows, the Company is taking actions to stabilize its credit ratios on a sustainable basis, monitor and evaluate new store operating results and identify and implement rational cost reduction initiatives. The Company has suspended the payment of quarterly dividends on its common stock. Additionally, the Company intends to continue to limit near-term capital expenditures and to continue to evaluate underperforming stores and other assets for possible disposal or closure.
On May 2, 2006, the Company entered into an agreement and plan of merger under which it would become a wholly owned subsidiary of MSH Supermarkets Holding Corp. (“MSH Supermarkets”), an affiliate of Sun Capital Partners Group IV, Inc., a private investment firm. Pursuant to the merger agreement, all of the common shares of the Company will be converted to cash at $11.125 per share, or approximately $88.7 million in total. The Board of Directors of the Company recommended that the Company’s shareholders approve the merger. Subsequent to entering into the merger agreement, the Company received an unsolicited indication of interest from Cardinal Paragon, Inc. (“Cardinal”) and Drawbridge Special Opportunities Advisors LLC (“Drawbridge”) to acquire the Company for $13.625 per share, subject to certain conditions. The Company filed a complaint with the Hamilton Superior Court in Hamilton County, Indiana asking for a declaratory judgment clarifying the Company’s rights and responsibilities under the merger agreement. On

August 2, 2006, the Court entered an order and judgment holding that the Company may not pursue the indication of interest from Cardinal and Drawbridge under any circumstances without violating the terms of the merger agreement.
Results of Operations
Results of operations for interim periods do not necessarily reflect the results of operations that may be expected for the entire fiscal year.
The following table sets forth certain income statement components, expressed as a percentage of sales and other revenues, and the percentage change in the dollar amount of such components from the prior year period:

	First Quarter
	Percent of Revenues		Percent
	2007	2006	Change

Total revenues	100.0%	100.0%	(2.0%)
Gross profit	29.2%	29.9%	(4.2%)
Selling, general and administrative	25.9%	27.1%	(6.3%)
Depreciation	1.5%	1.5%	1.2%
Restructuring costs	—	—	n/m
Operating income	1.8%	1.3%	31.7%
Interest	1.3%	1.1%	20.9%
Other non-operating income	—	—	n/m
Income taxes	0.1%	0.1%	41.1%
Net income	0.3%	0.2%	74.6%
n/m = not meaningful
Total Revenues
Total revenues were $401.6 million for the first quarter of 2007, compared to $409.8 million for the first quarter of 2006. Sales in comparable supermarkets and convenience stores decreased 2.6% in the first quarter of 2007 from the first quarter of 2006, and comparable store merchandise sales, which exclude gasoline sales, declined 4.9%. The Company excludes gasoline sales from its analysis of revenues and comparable store sales because gasoline prices fluctuate widely and frequently, making analytical comparisons difficult. Comparable stores include stores open at least one full year, including replacement stores and format conversions. Competitors’ new store openings, continued high levels of competitive promotional activity and customer uncertainty regarding the potential outcome of the sale of the Company continue to adversely affect comparable store sales.
Total revenues in the first quarter of 2007 included gains totaling $0.9 million from the sale of a corporate aircraft and from one vacant convenience store.

A reconciliation of 2007 and 2006 first quarter total revenues to comparable stores sales, and to comparable store merchandise sales is shown below (in millions):

	12 Weeks Ended
	June 24,	June 25,
	2006	2005

Total revenues	$401.6	$409.8
Less: other revenues, non-comparable sales and gains from sales of property	31.7	29.8

Comparable supermarket and convenience store sales	369.9	380.0
Less: comparable gasoline sales	46.7	40.1

Comparable supermarket and convenience store merchandise sales	$323.2	$339.9

Gross Profit
Gross profit is calculated net of promotional expenses and warehousing and transportation costs, excluding depreciation. Gross profit as a percentage of revenues may not be comparable to other supermarket retailers as purchasing personnel costs and advertising costs are not included in the calculation. Consolidated gross profit was 29.2% of revenues for the first quarter of 2007 compared to 29.9% for the same quarter of 2006. The percentage decline was attributable to higher gasoline sales at a significantly lower gross profit rate.
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses include store expenses, administrative and corporate expenses, advertising and purchasing personnel costs. SG&A expenses were $104.0 million for the first quarter of 2007, compared to $111.1 million for the first quarter of 2006. The $7.1 million decrease resulted primarily from reductions in certain executive compensation plans, efficiencies gained in advertising and store wages, and the closing of two supermarkets and six convenience stores since last year. The decrease in SG&A expenses was achieved despite $1.6 million of transaction costs related to the proposed merger of the Company. SG&A expenses were 25.9% of revenues for the first quarter of 2007 compared to 27.1% for the first quarter of 2006.
Depreciation Expense
Depreciation expense was $6.0 million for the first quarters of both 2007 and 2006. Depreciation expense as a percentage of revenues was 1.5% in both quarters.
Restructuring Costs
Restructuring costs were $0.1 million in the first quarter of 2007 due primarily to the adjustment of leased real estate and equipment.
Interest Expense
Interest expense was $5.4 million for the first quarter of 2007, compared to $4.4 million for the first quarter of 2006, with the increase attributable to higher borrowing and higher interest rates in 2007. Interest expense as a percentage of revenues was 1.3% for the first quarter of 2007 compared to 1.1% for the first quarter of 2006.
Other Non-operating Income
In the first quarter of 2006, the Company received $0.1 million in settlement of litigation against one of its general liability insurance carriers for costs related to the remediation of petroleum contamination.
Income Taxes
The effective income tax rate was 31.7% for the first quarter of 2007 compared to 36.5% for the prior year quarter. The effective income tax rate differs from the statutory rate due to the impact of permanent book/tax difference items.

Capital Expenditures
No new capital construction projects were begun during the first quarter of 2007. In 2007, the Company plans to spend $20 million to $25 million in capital maintenance expenditures, which may include some store remodels, and will fund the expenditures with cash provided by operations and/or borrowings under the revolving credit facility.
Liquidity and Capital Resources
Net cash provided by operating activities in the first quarter of 2007 was $4.7 million, compared to $5.0 million in the first quarter of 2006.
At June 24, 2006, the Company had a revolving credit facility that permitted total borrowings of $95.0 million and matures in November 2010. At June 24, 2006, the Company had borrowings under the facility of $24.1 million and unused capacity under the facility, net of $10.9 million of outstanding letters of credit, was $60.0 million.
As of June 24, 2006, the Company’s consolidated fixed charge coverage ratio, as defined by the Indenture governing its 8 7/8% senior subordinated notes, was below the minimum ratio required. As a result, the Company’s permitted indebtedness is limited to all debt existing at January 7, 2006, plus the full capacity under its revolving credit facility. The Company is also prohibited from purchasing its stock and is limited to quarterly dividend payments of $1.0 million. The Company expects it will continue below the minimum ratio required until the earlier of the end of the fourth quarter of fiscal 2007 or upon refinancing of the 8 7/8% senior subordinated notes. The Company believes the restrictions will not adversely impact any of its planned business activities during the restriction period.
Critical Accounting Policies and Estimates
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
Cautionary Note Regarding Forward-Looking Statements
This report includes certain forward-looking statements (statements other than those made solely with respect to historical fact). Actual results could differ materially and adversely from those contemplated by the forward-looking statements due to known and unknown risks and uncertainties, many of which are beyond the Company’s control. The forward-looking statements and the Company’s future results, liquidity and capital resources are subject to risks and uncertainties including, but not limited to, the following: uncertainty regarding the purported class and derivative actions filed against the Company’s directors, its former president and Sun Capital Partners, Inc; uncertainties regarding the approval and consummation of the proposed transaction with MSH Supermarkets, including the impact of an appeal of the order and judgment in the litigation concerning the Company’s obligations under the merger agreement or other future action by Cardinal and Drawbridge; the entry of new or remodeled competitive stores into the Company’s market areas; the level of discounting and promotional spending by competitors; the Company’s ability to improve comparable store sales; the level of margins achievable in the Company’s operating divisions; the stability and timing of distribution incentives from suppliers; changes in the terms on which suppliers require the Company to pay for store merchandise; softness in the local economy; the Company’s ability to control expenses including employee medical costs, labor, credit card fees, and workers compensation and general liability expense; uncertainties regarding gasoline prices and margins; the success of the Company’s new and remodeled stores; uncertainties regarding the cost savings of store closings and other restructuring efforts; uncertainties regarding future real estate gains due to limited real estate holdings available for sale; potential interest rate increases on variable rate debt, as well as terms, costs and the availability of capital; the Company’s ability to collect outstanding notes and accounts receivable; uncertainties related to state and federal taxation and tobacco and environmental legislation; uncertainties associated with pension and other retirement obligations; uncertainties related to the outcome of pending litigation; the timely and on budget completion of store construction, conversion and remodeling; and other known and unknown risks and uncertainties. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company, as a policy, does not engage in significant speculative or derivative transactions, nor does it hold or issue financial instruments for trading purposes. The Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Based on interest rates at June 24, 2006, a one percent increase in interest rates would decrease income before tax by $0.5 million.
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
Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the quarter ended June 24, 2006, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      The information set forth in Note K to the Financial Statements included in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A. Risk Factors
      The Company’s business faces many risks and uncertainties. These risks and uncertainties include, but are not limited to, the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2006, particularly in “Risk Factors” under Part I, Item 1A of that report, and in this Quarterly Report on Form 10-Q, particularly in “Cautionary Note Regarding Forward-Looking Statements” under Part I, Item 2 of this report. Such risks are not intended to be a complete discussion of all potential risks or uncertainties facing the Company, as there may be additional risks not presently known to the Company or risks that the Company currently deems immaterial or unlikely. If any of the events or circumstances described in the risk factors occurs, the Company’s business, financial condition or results of operations could be materially adversely affected and could result in a decline in the trading price of the Company’s common stock. The following risk factor discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2006 is updated as follows:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      Not Applicable.
Item 3. Defaults upon Senior Securities
      Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
      Not Applicable.
Item 5. Other Information
      Not Applicable.

Item 6. Exhibits
      (a) The following exhibits are incorporated by reference herein:

Exhibit 2	(a)	Agreement and Plan of Merger, dated as of May 2, 2006, by and among MSH Supermarkets Holding Corp., MS Operations, Inc. and Marsh Supermarkets, Inc. — Incorporated by reference to Form 8-K, filed on May 3, 2006.
Exhibit 3	(a)	Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.
	(b)	By-Laws as amended as of November 26, 1997 - Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.
Exhibit 4	(a)	Articles V, VI and VII of the Company’s Restated Articles of Incorporation, as amended as of May 15, 1991 — Incorporated by reference to Form 10-K for the year ended March 30, 1991.
	(b)	Articles I and IV of the Company’s By-Laws, as amended as of November 26, 1997 — Incorporated by reference to Form 10-Q for the quarter ended January 3, 1998.
	(c)	Agreement of the Company to furnish a copy of any agreement relating to certain long-term debt and leases to the Securities and Exchange Commission upon its request — Incorporated by reference to Form 10-K for the year ended March 27, 1987.
	(d)	Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank — Incorporated by reference to Form 8-K, dated December 21, 1998.
	(e)	Amendment, dated as of May 1, 2006, to Amended and Restated Rights Agreement, dated as of December 24, 1998, between Marsh Supermarkets, Inc. and National City Bank, as Rights Agent — Incorporated by reference to Form 8-K, filed on May 3, 2006.
	(f)	Indenture, dated August 5, 1997, between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, for $150,000,000 8-7/8% Senior Subordinated Notes, due 2007 — Incorporated by reference to Registration Statement on Form S-4 (File No. 333-34855).
	(g)	First Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated December 31, 1997 — Incorporated by reference to Form 10-K for the year ended March 28, 1998.
	(h)	Second Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated January 28, 2000 — Incorporated by reference to Form 10-K for the year ended April 1, 2000.
	(i)	Third Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated June 22, 2000 — Incorporated by reference to From 10-K for the year ended April 1, 2000.
	(j)	Fourth Supplemental Indenture between Marsh Supermarkets, Inc. and certain of its subsidiaries and State Street Bank and Trust Company, as trustee, dated October 15, 2001 — Incorporated by reference to Registration Statement on Form S-8 (File No. 333-82908).
	(k)	Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and the Provident Bank, as Agent and Arranger, dated as of March 21, 2003 — Incorporated by reference to Form 10-K for the year ended March 29, 2003.
	(l)	First Amendment to Second Amended and Restated Credit Agreement between Marsh Supermarkets, Inc. and certain of its subsidiaries and The Provident Bank, as Agent and Arranger, dated as of May 23, 2003 — Incorporated by reference to Form 10-K for the year ended March 29, 2003.
	(m)	Second Amendment to Second Amended and Restated Credit Agreement, dated as October 3, 2003 — Incorporated by reference to Form 10-Q for the quarter ended October 11, 2003.

(n)	Credit Agreement between Marsh Supermarkets, Inc. and its subsidiaries and Bank of America, N.A. as Issuing Agent, Administrative Agent and Collateral Agent, dated as of November 9, 2005 — Incorporated by reference to Form 8-K filed November 16, 2005.
(o)	First Amendment to Credit Agreement, dated as of January 6, 2006, among Marsh Supermarkets, LLC, Marsh Supermarkets, Inc., the other borrowers party thereto, the facility guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Issuing Bank, and as Administrative Agent and Collateral Agent for the Lenders — Incorporated by reference to Form 8-K filed on January 12, 2006.
(p)	Security Agreement, dated as of November 9, 2005, by and among Marsh Supermarkets, Inc., the other grantors party thereto and Bank of America, N.A. as Collateral Agent — Incorporated by reference to Form 8-K filed on November 16, 2005.
(q)	Intellectual Property Security Agreement, dated as of November 9, 2005, by and among Marsh Supermarkets, Inc., Trademark Holdings, Inc. and Bank of America, N.A., as Collateral Agent — Incorporated by reference to Form 8-K filed on November 16, 2005.
(r)	Pledge Agreement, dated as of November 9, 2005, by and among Marsh Supermarkets, Inc., the other pledgors party thereto and Bank of America, N.A., as Collateral Agent — Incorporated by reference to Form 8-K filed on November 16, 2005.
(s)	Guaranty, dated as of November 9, 2005, by Marsh Supermarkets, Inc. and the other borrowers party thereto, in favor of Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, the lenders and the other secured parties — Incorporated by reference to Form 8-K filed on November 16, 2005.
(t)	Form of Mortgage, Collateral Assignment of Leases and Rents and Fixture Filing — Incorporated by reference to Form 8-K filed on November 16, 2005.
(u)	Credit Agreement, dated as of January 6, 2006, among Marsh Supermarkets, LLC, Marsh Supermarkets, Inc., the other borrowers party thereto, the facility guarantors party thereto, the lenders party thereto, and Back Bay Capital Funding LLC, as Administrative Agent and Collateral Agent — Incorporated by reference to Form 8-K filed on January 12, 2006.
(v)	Amendment No. 1, dated as of June 16, 2006, among Marsh Supermarkets, LLC, Marsh Supermarkets, Inc., the other borrowers party thereto, the facility guarantors party thereto, Back Bay Capital Funding LLC as lender, Administrative Agent and Collateral Agent, and the other lenders party thereto — Incorporated by reference to Form 8-K filed on June 21, 2006.
(w)	Security Agreement, dated as of January 6, 2006, by and among Marsh Supermarkets, Inc., the other grantors party thereto and Back Bay Capital Funding LLC, as Collateral Agent — Incorporated by reference to Form 8-K filed on January 12, 2006.
(x)	Intellectual Property Security Agreement, dated as of January 6, 2006, by and among Marsh Supermarkets, Inc., Trademark Holdings, Inc. and Back Bay Capital Funding LLC, as Collateral Agent — Incorporated by reference to Form 8-K filed on January 12, 2006.
(y)	Pledge Agreement, dated as of January 6, 2006, by and among Marsh Supermarkets, Inc., the other pledgors party thereto and Back Bay Capital Funding LLC, as Collateral Agent — Incorporated by reference to Form 8-K filed on January 12, 2006.
(z)	Guaranty, dated as of January 6, 2006, by Marsh Supermarkets, Inc. and the other borrowers party thereto, in favor of Back Bay Capital Funding LLC, as Administrative Agent and Collateral Agent, the lenders and the other secured parties — Incorporated by reference to Form 8-K filed on January 12, 2006.
(aa)	Form of Mortgage, Collateral Assignment of Leases and Rents, Security Agreement, and Fixture Filing — Incorporated by reference to Form 8-K filed on January 12, 2006.

Exhibit 10	(a	)	Employment Agreement, dated as of June 9, 2006, by and between Marsh Supermarkets, Inc. and Douglas W. Dougherty — Incorporated by reference to Form 8-K filed on June 15, 2006.
	(b	)	Fourth Amendment to the Marsh Equity Ownership Plan, as Amended and Restated as of January 1, 1989 — Incorporated by reference to Form 8-K filed on May 30, 2006.

(b) The following exhibits are included herein:

	31.1		Rule 13(a)-14(a)/15(d)-14(a) Certification of Don E. Marsh.
	31.2		Rule 13(a)-14(a)/15(d)-14(a) Certification of Douglas W. Dougherty
	32.1		Section 1350 Certification of Don E. Marsh.
	32.2		Section 1350 Certification of Douglas W. Dougherty

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARSH SUPERMARKETS, INC.
August 8, 2006	By:	/s/ Douglas W. Dougherty
Douglas W. Dougherty
Chief Financial Officer Executive Vice President -- Finance and Administration

August 8, 2006	By:	/s/ Mark A. Varner
Mark A. Varner
Chief Accounting Officer Vice President -- Corporate Controller